Form 10-Q
period 2014-03-31
COMMITTED CAPITAL ACQUISITION Corp II
filed 2014-05-23
CIK 1539892

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 333-192586

Committed Capital Acquisition Corporation II

(Exact name of registrant as specified in its charter)

Delaware	45-4345803
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

c/o Michael Rapp

712 Fifth Avenue, 22nd Floor

New York, New York 10019

(Address of principal executive offices)

(212) 759-2020

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,375,000 shares of common stock, par value $.00001 per share, outstanding as of May 23, 2014.

COMMITTED CAPITAL ACQUISITION CORPORATION II

- INDEX -

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Condensed Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013 (audited)	1

	Condensed Statements of Operations for the Three Months Ended March 31, 2014 and 2013 (unaudited) and for the Period from May 18, 2011 (Inception) to March 31, 2014 (unaudited)	2

	Condensed Statement of Stockholders’ Equity (Deficit) from May 18, 2011 (Inception) to March 31, 2014 (unaudited)	3

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 (unaudited) and for the Period from May 18, 2011 (Inception) to March 31, 2014 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		17

Committed Capital Acquisition Corporation II

(a development stage company)

CONDENSED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS

Current Assets - Cash	$26,000	$20,000
Non-Current Assets - Deferred Offering Costs	257,000	224,000
Total Assets	$283,000	$244,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$140,000	$115,000
Notes payable, related party	113,000	113,000
Advances, related party	8,000	2,000
Total Curent Liabilities	261,000	230,000
Total Liabilities	261,000	230,000
COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity
Preferred Stock, $.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.00001 par value, 250,000,000 shares authorized; 28,375,000 and 23,375,000 outstanding at March 31, 2014 and December 31, 2013, respectively	-	-
Additional paid-in capital	25,000	20,000
Common stock receivable	(1,000)	(4,000)
Deficit accumulated during development stage	(2,000)	(2,000)
Total Stockholders’ Equity	22,000	14,000
Total Liabilities and Stockholders’ Equity	$283,000	$244,000

The accompanying notes are an integral part of the condensed financial statements.

Committed Capital Acquisition Corporation II

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013	For the period May 18, 2011 (date of incorporation) to March 31, 2014

Revenue	$-	$-	$-
General and Administrative Expenses	-	1,000	2,000
Loss from Operations	-	(1,000)	(2,000)
Net Loss Attributable to Common Stockholders	$-	$(1,000)	$(2,000)
Weighted Average Number of Common Shares Outstanding	26,379,000	13,275,000	11,142,000
Basic and Diluted Net Loss per Share Attributable to Common Stockholders	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of the condensed financial statements.

Committed Capital Acquisition Corporation II

(a development stage company)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-	Deficit Accumulated During the	Common Stock	Total Stockholders'
	Shares	Amount	in Capital	Development Stage	Receivable	Equity
Sale of common stock issued to certain initial stockholders on May 18, 2011 at approximately $0.00001 per share*	3,590,000	$36	$14	$-	$-	$50
Net loss attributable to common stockholders		-		(117)		(117)
BALANCE, DECEMBER 31, 2011 (Audited)	3,590,000	36	14	(117)		(67)
Forfeiture of shares by initial stockholder	(215,000)	(2)	2
Sale of common stock issued to certain initial stockholders on March 2, 2012 at $0.001 per share	4,000,000	40	3,960	-	(2,000)	2,000
Sale of common stock issued to certain initial stockholders on March 17, 2012 at $0.001 per share	1,000,000	10	990			1,000
Sale of common stock issued to certain initial stockholders on June 19, 2012 at $0.001 per share	2,000,000	20	1,980			2,000
Sale of common stock issued to certain initial stockholders on November 8, 2012 at $0.001 per share	1,000,000	10	990			1,000
Sale of common stock issued to certain initial stockholders on December 18, 2012 at $0.001 per share	1,000,000	10	990			1,000
Net loss attributable to common stockholders		-		(875)		(875)
BALANCE, DECEMBER 31, 2012 (Audited)	12,375,000	$124	$8,926	$(992)	$(2,000)	$6,058
Sale of common stock issued to certain initial stockholders on January 10, 2013 at $0.001 per share	1,000,000	10	990		(1,000)	-
Sale of common stock issued to certain initial stockholders on November 19, 2013 at $0.001 per share	1,000,000	10	990			1,000
Sale of common stock issued to certain initial stockholders on November 20, 2013 at $0.001 per share	5,000,000	50	4,950		(1,000)	4,000
Sale of common stock issued to certain initial stockholders on November 22, 2013 at $0.001 per share	1,000,000	10	990			1,000
Sale of common stock issued to certain initial stockholders on November 25, 2013 at $0.001 per share	2,000,000	20	1,980			2,000
Sale of common stock issued to certain initial stockholders on November 26, 2013 at $0.001 per share	1,000,000	10	990			1,000
Net loss attributable to common stockholders				(568)		(568)
BALANCE, DECEMBER 31, 2013 (audited)	23,375,000	$234	$19,816	$(1,560)	$(4,000)	$14,490
Sale of common stock issued to certain initial stockholders during the three months ended March 31, 2014 at $0.001 per share.	5,000,000	50	4,950			5,000
Receipt of common stock receivable					3,000	3,000
Net loss attributable to common stockholders				-		-
Roundings	0	(284)	234	(440)		(490)
Balance at Marchc 31, 2014 (unaudited)	28,375,000	$-	$25,000	$(2,000)	$(1,000)	$22,000

* Reflects a 675 for 1 stock split effected February 24, 2012 and a 1.0637037 for 1 stock split effected March 1, 2012.

The accompanying notes are an integral part of the condensed financial statements.

Committed Capital Acquisition Corporation II

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013	For the period from May 18, 2011 (date of incorporation) to March 31, 2014
	(unaudited)	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net loss	$-	$(1,000)	$(2,000)
Net cash used in operating activities	-	(1,000)	(2,000)
Cash Flows from Financing Activities
Deferred offering costs	(2,000)	-	(111,000)
Proceeds from note payable, stockholder	-	-	113,000
Proceeds from related party advances	-	1,000	2,000
Proceeds from issuance of stock and collection of common stock receivable	8,000	-	24,000
Net cash provided by financing activities	6,000	1,000	28,000
Net increase in cash	6,000	-	26,000
Cash at beginning of the period	20,000	11,000	-
Cash at end of the period	$26,000	$11,000	$26,000

Supplemental Schedule of Non-cash for Investing and Financing Activities:
Common stock receivable	$-	$1,000	$2,000
Deferred offering costs included in accrued expenses and related party advances	$31,000	$1,000	$146,000

The accompanying notes are an integral part of the condensed financial statements.

Committed Capital Acquisition Corporation II

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Committed Capital Acquisition Corporation II (the “Company”), a development stage company, was incorporated in Delaware on May 18, 2011. The Company was formed for the purposed of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets not yet identified (“Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage as defined in Financial Standards Accounting Board (FASB) Accounting Standard Codification, or ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end.

The Company filed a Form S-1 with the United States Securities and Exchange Commission in connection with its offering to sell up to 7,000,000 units at a price of $5.00 per unit (the “Offering”).  The underwriters for the Offering were granted an over-allotment option to purchase up to an additional 1,050,000 units for 45 days after the effectiveness of the registration statement for the Offering. Each unit consists of one share of common stock, par value $0.00001 per share (the "Common Stock"), and one warrant to purchase one half of one share of Common Stock at an exercise price of $2.50 per half-share ($5.00 per whole share).  Under the terms of the warrant agreement, the Company has agreed to use their best efforts to file a post-effective or new registration statement under the Securities Act of 1933, as amended, following the completion of the Company's initial business transaction.  Each warrant will become exercisable upon effectiveness of such post-effective amendment or new registration statement and will expire on the date that is the earlier of (i) five years after the effective date of the registration statement registering the shares of Common Stock issuable upon the exercise of the warrants or (ii) the forty-fifth (45th) day following the date that our Common Stock closes at or above $8.00 per share for 20 out of 30 trading days commencing on the effective date.  If the Company is unable to deliver registered shares of Common Stock to the holder upon exercise of warrants during the exercise period, there will be no cash settlement of the warrants and the warrants will expire worthless.  The lead underwriter for the Offering is a related party; see Note 3.

On April 10, 2014, the registration statement in connection with the Offering was declared effective.  Additionally, on April 11, 2014, the Company filed with the Secretary of State of the State of Delaware its Amended and Restated Certificate of Incorporation.  The Company will have 24 months from April 10, 2014 to complete its Business Combination. If the Company does not consummate a Business Combination within such 24-month period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem the Company’s public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account less taxes and amounts released to the Company for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders.

On April 16, 2014, the Company closed the Offering and issued 7,000,000 equity units for gross proceeds of $35,000,000 consisting of 7,000,000 shares of Common Stock and warrants to purchase an additional 3,500,000 shares of Common Stock (as described above).  The costs of the Offering were approximately $320,000.

On April 17, 2014 the representative of the underwriters advised the Company that it planned to exercise its over-allotment option with respect to 1,000,000 Units (the "Option Units") for gross proceeds of $5,000,000. On April 21, 2014, the closing of the Option Units occurred and the Company issued 1,000,000 equity units for gross proceeds of $5,000,000 consisting of 1,000,000 shares of Common Stock and warrants to purchase an additional 500,000 shares of Common Stock (as described above). The underwriters also notified the Company they do not intend to exercise the remaining 50,000 units subject to the over-allotment option. Pursuant to the unexercised 50,000 units, the initial shareholders will forfeit 162,763 initial shares.

Committed Capital Acquisition Corporation II

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination.

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, will not submit the transaction for stockholder approval, unless otherwise required by law. The Company will proceed with a Business Combination if it is approved by the board of directors. The Company will not provide our stockholders with the opportunity to redeem their shares of Common Stock for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account upon the consummation of our initial business transaction. If a stockholder vote is required by law, the Company will conduct a proxy solicitation pursuant to the proxy rules but will not offer its stockholders the opportunity to redeem their shares of Common Stock in connection with such vote.

The Company is not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating its initial business transaction.  The Company will have virtually unrestricted flexibility in identifying and selecting a prospective transaction candidate.  The Company does not have any specific merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable stock transaction or other similar business transaction under consideration or discussion.

Subsequent to the closing of the Offering and the closing of the Option Units, the gross proceeds of $40,000,000 have been held in a trust account ("Trust Account").  The gross proceeds will be invested in U.S. "government securities," defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940.  Except for a portion of the interest income that may be released to the Company to pay income or other tax obligations and to fund its working capital requirements, none of the funds held in the trust account will be released until the earlier of (i) the consummation of a business transaction, (ii) the Company’s redemption of the public shares sold in the Offering if the Company is unable to consummate its initial business transaction within the 24-month period set forth above, or (iii) the Company’s liquidation (if no redemption occurs).

Following the Closing of the Offering and prior to the consummation of the Business Combination, in order to fund all expenses relating to investigating and selecting a target business, negotiating an acquisition agreement and consummating such acquisition and the Company’s other working capital requirements, an affiliate of certain initial shareholders has agreed to loan the Company funds from time to time of up to $2,000,000.  See also Note 3.  There are no agreements for facilities or services between the Company and its initial shareholders.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the Securities and Exchange Commission’s reporting requirements under Regulation S-X and S-K. The accompanying unaudited financial statements should be read in conjunction with: (a) the audited financial statements for the year ended December 31, 2013 contained in the Company’s Form S-1 filed on March 28, 2014 and (b) the audited balance sheet as of April 21, 2014 filed on April 24, 2014.

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

The financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2014 and the results of operations and cash flows presented herein have been included in the financial statements.

Committed Capital Acquisition Corporation II

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Development stage company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” As of March 31, 2014, the Company has not commenced any operations nor generated revenue to date. All activity through March 31, 2014 relates to the Company’s formation and the Offering. Following such Offering, the Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the designated Trust Account after the Offering.

Emerging growth company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. Because the Company reported a net loss in all periods presented, the warrants to purchase 4,000,000 shares of common stock issued in connection with the Offering have not been included in the diluted net loss per share since these securities would reduce the loss per common share and become anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for each period.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Committed Capital Acquisition Corporation II

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Offering costs

The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A, "Expenses of Offering." Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Offering and that were charged to stockholders' equity upon the completion of the Offering. Accordingly, subsequent to March 31, 2014, offering costs totaling approximately $320,000 (including $25,000 in fees payable to Chardan Capital Markets LLC (“Chardan”), as qualified independent underwriter) have been charged to stockholders' equity. There is no other compensation, commission or discounts to the underwriters except an additional $25,000 payable to Chardan at the close of the Business Combination.

Income taxes

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

There were no unrecognized tax benefits as of March 31, 2014 or December 31, 2013. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2014 or December 31, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.The Company is subject to income tax examinations by major taxing authorities since inception.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3.	RELATED PARTY TRANSACTIONS

The Company issued $15,000 unsecured promissory notes to Broadband Capital Management LLC (“BCM”), an affiliate of the Company, on February 10, 2012 and March 5, 2012 and an $82,500 unsecured promissory note to BCM on April 23, 2012. All of the notes are non-interest bearing and payable in full at the closing of the Business Combination. Due to the short-term nature of the notes, the fair value of the notes approximates their carrying amounts of $112,500. BCM has also agreed to loan and/or advance us funds from time to time. The loans and/or advances are non-interest bearing and payable in full at the closing of the Business Combination. As of March 31, 2014, BCM has advanced approximately $8,000 to us. All these loans and advances will be due and payable upon the completion of the Business Combination and will be on terms that waive any and all rights to the funds in the Trust Account.

In addition, Michael Rapp, our co-founder, Chief Executive Officer and Chairman and Philip Wagenheim, our co-founder, President, Secretary and director, both serve as management of BCM, a registered broker-dealer. BCM was also the lead underwriter of the Offering.

Committed Capital Acquisition Corporation II

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Following the Closing of the Offering and prior to the consummation of the initial business transaction, BCM has agreed to loan the Company funds from time to time of up to $2,000,000, under an Expense Advancement Agreement.  See also Note 1.

On May 19, 2011, the Company issued to certain individuals 3,590,000 shares of restricted Common Stock for an aggregate purchase price of $50 in cash. The purchase price for each share of Common Stock was approximately $0.00001 per share. On February 24, 2012, the Company effected a 675 to 1 stock split and on March 1, 2012, the Company effected a 1.0637037 for 1 stock split. Immediately following the stock split, one of the Company’s shareholders forfeited 215,000 shares of Common Stock which was subsequently canceled by the Company; therefore, 3,375,000 shares of restricted Common Stock were outstanding.

On March 2, 2012, the Company entered into stock purchase agreements with four initial stockholders to purchase 4,000,000 shares of Common Stock for $4,000.

On March 17, 2012, the Company entered into a stock purchase agreement with one initial stockholder to purchase 1,000,000 shares of Common Stock for $1,000.

On June 19, 2012, the Company entered into stock purchase agreements with two initial stockholders to purchase 2,000,000 shares of Common Stock for $2,000.

On November 8, 2012, the Company entered into a stock purchase agreement with one initial stockholder to purchase 1,000,000 shares of Common Stock for $1,000.

On December 18, 2012, the Company entered into a stock purchase agreement with one initial stockholder to purchase 1,000,000 shares of Common Stock for $1,000.

On January 10, 2013, the Company entered into a stock purchase agreement with one initial stockholder to purchase 1,000,000 shares of Common Stock for $1,000.

On November 19, 2013, the Company entered into a stock purchase agreement with one initial stockholder to purchase 1,000,000 shares of Common Stock for $1,000.

On November 20, 2013, the Company entered into stock purchase agreements with five initial stockholders to purchase 5,000,000 shares of Common Stock for $5,000.

On November 22, 2013, the Company entered into a stock purchase agreement with one initial stockholder to purchase 1,000,000 shares of Common Stock for $1,000.

On November 25, 2013, the Company entered into stock purchase agreements with two initial stockholders to purchase 2,000,000 shares of Common Stock for $2,000.

On November 26, 2013, the Company entered into a stock purchase agreement with one initial stockholder to purchase 1,000,000 shares of Common Stock for $1,000.

During the three months ended March 31, 2014, the Company entered into stock purchase agreements with nine initial shareholders to purchase 5,000,000 shares of Common Stock for $5,000. The maximum sold to any one individual was 1,000,000 shares.

Committed Capital Acquisition Corporation II

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The 28,375,000 shares of Common Stock held by the initial stockholders and outstanding at March 31, 2014 includes an aggregate of 25,106,250 shares of Common Stock that are subject to forfeiture pursuant to the terms of a letter agreement, so that the initial stockholders and their permitted transferees will own no more than 20% of the Company’s issued and outstanding shares after the Business Combination. The initial stockholders have agreed that they will not sell or transfer their initial shares until the earlier of: (i) one year after the completion of the Business Combination or earlier if, subsequent to the Business Combination, the last sales price of the Common Stock equals or exceeds $7.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the Business Combination and all public warrants either have been exercised or expired, or (ii) the date on which we consummate a liquidation, merger, stock exchange or other similar transaction after the Business Combination that results in all of our stockholders having the right to exchange their shares of Common Stock for cash, securities or other property; provided, however, that all or any part of the initial shares may be transferred in a permitted transfer, as described in the prospectus. All share information disclosed prior to the February 24, 2012 and March 1, 2012 stock splits have been retroactively restated to give effect to the splits.

The initial stockholders and/or their respective designees will purchase 1,000,000 shares of the common stock (or securities convertible into common stock) at $5.00 per share in a private placement to occur concurrently with the closing of our initial business transaction for gross proceeds of $5,000,000. However, except for Michael Rapp and Philip Wagenheim or their respective designees, none of the initial stockholders will be obligated to purchase shares of common stock (or securities convertible into common stock) in the private placement. The board of directors will have the ability to increase the size of the private placement at its discretion.

The initial stockholders are entitled to registration rights pursuant to a registration rights agreement executed subsequent to March 31, 2014 on April 10, 2014.  The initial stockholders are entitled to demand registration rights and certain ‘‘piggy-back’’ registration rights with respect to their shares of Common Stock and the shares of Common Stock issuable in connection with the private placement.  No registration statement relating to the initial shares or placement shares shall become effective prior to, in each case, the expiration of the respective lock-up period.  The Company will bear the expenses incurred in connection with the filing of any such registration statements.

4.	STOCKHOLDERS’ EQUITY

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 260,000,000 shares of capital stock, of which 250,000,000 are shares of Common Stock and 10,000,000 are shares of preferred stock, par value $0.00001 per share.

 All outstanding shares of Common Stock are of the same class and have equal rights and attributes except differences for initial stockholders as described above. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available. In the event of liquidation, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights.

5.	COMMITMENTS & CONTINGENCIES

There is no compensation, commission or discounts to the underwriters except $25,000, which was paid to Chardan as qualified independent underwriter, and an additional $25,000 payable to Chardan at the close of the Business Combination.

6.	SUBSEQUENT EVENTS

Management has performed an evaluation of subsequent events through May 23, 2014, the date these condensed financial statements was available for issuance, noting no items which require adjustment or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Committed Capital Acquisition Corporation II (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties and other factors discussed below and in our other filings with the Securities and Exchange Commission (the “SEC”), including our quarterly reports on Form 10-Q and our periodic reports on Form 8-K. The Company's plans and objectives are based, in part, on assumptions involving the Company’s business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Overview

The following discussion should be read in conjunction with our financial statements, together with the notes to those statements, included elsewhere in this Quarterly Report. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

We are a blank check company formed on May 18, 2011 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets not yet identified (“Business Combination”). We intend to use cash from the proceeds of our initial public offering (the “Offering”) in April 2014 (including the exercise of the underwriters’ over-allotment option), our capital stock, incurred debt, or a combination of cash, capital stock and debt, in effecting our Business Combination. We are not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating the Business Combination. We have only 24 months from April 10, 2014 to consummate our Business Combination. If we do not consummate Business Combination within such 24-month period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate as part of our plan of dissolution and liquidation.

We have virtually unrestricted flexibility in identifying and selecting a prospective transaction candidate. We plan to consummate a business transaction with a target business in the United States having a fair market value between $100,000,000 and $300,000,000 at the time of our signing a definitive agreement in connection with our Business Combination, although we are not required to set a minimum valuation on either the fair market value or the net assets of a target business and, accordingly, the target business may have a fair market value of substantially less than $100,000,000. We anticipate structuring a business transaction to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business transaction to acquire less than 100% of such interests or assets of the target business but will not acquire less than a controlling interest. We will acquire a controlling interest through the acquisition of at least 50.1% of the voting equity interests in the target.

Results of Operations

We have not generated any revenues to date. Through March 31, 2014, our efforts were limited to organizational activities and activities relating to the Offering. No revenue has been generated since inception (May 18, 2011) to March 31, 2014. It is unlikely we will have any revenues unless we are able to effect an Business Combination with an operating company, of which there can be no assurance. Our current plan of operation consists solely of our search to identify suitable candidates for our Business Combination.

Since the closing of the Offering, the gross proceeds have been held in a trust account. The trust account may be invested in U.S. "government securities," defined as any Treasury Bill or equivalent securities issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of an Business Combination or (ii) the distribution of the trust account.

There were no securities held in the trust account at March 31, 2014. Shortly after the closing of the Offering, the proceeds held in the trust account were invested in an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940.

For the three months ended March 31, 2014, we had a net loss of $0. This compares with a net loss of $1,000 for the three months ended March 31, 2013, consisting of general administrative expenses in relation to our formation and operation prior to the Offering.

For the cumulative period from inception (May 18, 2011) to March 31, 2014, we had a net loss of $2,000, consisting of general administrative expenses in relation to our formation and operation prior to the Offering.

We will not generate any operating revenues until after the consummation of our Business Combination, at the earliest. We will continue to generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses in 2014 as a result of activities relating to our Business Combination, including due diligence expenses. As we expect to continue to generate net losses, we do not anticipate incurring substantial income or other tax expense (other than franchise taxes) until the consummation of our Business Combination, at the earliest.

Liquidity and Capital Resources

As of March 31, 2014, we had assets equal to $283,000, comprised of cash and deferred offering costs. This compares with assets of $244,000 comprised of cash and deferred offering costs, as of December 31, 2013. Our current liabilities as of March 31, 2014 totaled approximately $261,000, comprised of accounts payable and accrued expenses, promissory notes issued to Broadband Capital Management LLC (“BCM”) and BCM advances. This compares to our current liabilities as of December 31, 2013 of approximately $230,000, comprised of accounts payable and accrued expenses and the BCM notes and advances.

As of March 31, 2014, we owed BCM an aggregate of $121,000, comprised of promissory notes in the amount of $113,000 and advances of $8,000. The notes are payable upon the consummation of our Business Combination, bear no interest and contain a waiver of any and all rights to the funds in the trust account resulting from the consummation of the Offering. The advances bear no interest and are payable upon the consummation of our Business Combination. Following the closing of the Offering and prior to the consummation of the Business Combination, BCM has agreed to loan the Company funds from time to time of up to $2,000,000, including the amounts above, under an Expense Advancement Agreement discussed further below and in Notes 1 and 3 to the financial statements.

Cash flows provided by (used in) operating activities for the three months ended March 31, 2014 and 2013, and for the cumulative period from May 18, 2011 (inception) to March 31, 2014 were approximately $0 and $(1,000), and $(2,000), respectively.

We intend to use substantially all of the funds held in the trust account (net of taxes and amounts released to us for working capital purposes) and proceeds from the private placement which would occur concurrently with our Business Combination to consummate our Business Combination.

We believe that interest earned on the funds in the trust account released to us for working capital purposes, if any, and proceeds of the loans provided to us from BCM, and cooperation from our professional service providers will be sufficient to allow us to operate until April 10, 2016, which is the date that is 24 months after the effectiveness of the registration statement, assuming that a business combination is not consummated during that time. All the expenses relating to the Offering were funded by proceeds from loans with BCM. Prior to the consummation of our Business Combination, in order to fund all expenses relating to investigating and selecting a target business, negotiating an acquisition agreement and consummating such acquisition and our other working capital requirements, BCM has agreed to loan us funds from time to time, or at any time, up to $2,000,000. All these advances will be due and payable upon the completion of our Business Combination and will be on terms that waive any and all rights to the funds in the trust account. We can provide no assurance that we can continue to satisfy our cash requirements for at least the next twelve months.

The terms of such loans will not have any recourse against the trust account nor pay any interest prior to the consummation of our business transaction and be no more favorable than could be obtained by a third party.

We do not believe we will need to raise additional funds other than the loans provided or to be provided to us from BCM until the consummation of our Business Combination to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business transaction that is presented to us. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our Business Combination. Our initial stockholders and their designees have committed to purchase 1,000,000 shares of our common stock at $5.00 per share in a private placement to occur concurrently with the closing of our Business Combination for gross proceeds of $5,000,000; provided, however, that except for Michael Rapp and Philip Wagenheim or their respective designees, none of the initial stockholders will be obligated to purchase shares of common stock (or securities convertible into common stock) in the private placement. Our board of directors will have the ability to increase the size of the private placement at its discretion.

We have evaluated the appropriate accounting treatment for the warrants attached to the public units. As we are not required to net-cash settle such warrants under any circumstances, including if we are unable to maintain sufficient registered shares to settle such warrants, the terms of the warrants satisfy the applicable accounting guidance on identifying those contracts that should not be accounted for as derivative instruments. Accordingly, we intend to classify such instruments within permanent equity as additional paid-in capital.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 formatted in XBRL: (i) Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013 (audited); (ii) Statements of Operations for the Three Months Ended March 31, 2014 and 2013 (unaudited) and for the Period from May 18, 2011 (Inception) to March 31, 2014 (unaudited); (iii) Statement of Stockholders Equity (Deficit) from May 18, 2011 (Inception) to March 31, 2014; (iv) Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 (unaudited) and for the Period from May 18, 2011 (Inception) to March 31, 2014 (unaudited) and (v) Notes to Financial Statements (unaudited).*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 23, 2014	COMMITTED CAPITAL ACQUISITION CORPORATION II

	By:	/s/ Michael Rapp
Michael Rapp
Chief Executive Officer and Chairman
Principal Executive Officer
Principal Financial Officer

