Form 10-Q
period 2014-06-30
COMMITTED CAPITAL ACQUISITION Corp II
filed 2014-08-14
CIK 1539892

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,211,237 shares of common stock, par value $.00001 per share, outstanding as of August 14, 2014.

COMMITTED CAPITAL ACQUISITION CORPORATION II

- INDEX -

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Condensed Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013 (audited)	1

	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013 (unaudited) and for the Period from May 18, 2011 (Inception) to June 30, 2014 (unaudited)	2

	Condensed Statement of Stockholders’ Equity (Deficit) from May 18, 2011 (Inception) to June 30, 2014 (unaudited)	3

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 (unaudited) and for the Period from May 18, 2011 (Inception) to June 30, 2014 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

Committed Capital Acquisition Corporation II

(a development stage company)

CONDENSED BALANCE SHEET

	June 30, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$85,000	$20,210
Prepaid expenses	32,000	-
Total Current Assets	117,000	20,210
Non-Current Assets
Investment in Trust Account	40,002,000	-
Deferred Offering Costs	-	223,510
Total Non-Current Assets	40,002,000	223,510

Total Assets	$40,119,000	$243,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$55,000	$115,117
Accrued franchise taxes	60,000	-
Notes payable, related party	113,000	112,500
Advances, related party	372,000	1,613
Total Curent Liabilities	600,000	229,230
Total Liabilities	600,000	229,230
COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.00001 par value, 250,000,000 shares authorized; 36,211,237 and 23,375,000 outstanding at June 30, 2014 and December 31, 2013, respectively	362	234
Additional paid-in capital	39,673,638	19,816
Common stock receivable	-	(4,000)
Deficit accumulated during development stage	(155,000)	(1,560)
Total Stockholders’ Equity	39,519,000	14,490
Total Liabilities and Stockholders’ Equity	$40,119,000	$243,720

The accompanying notes are an integral part of the financial statements.

Committed Capital Acquisition Corporation II

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

					For the period
	Three Months ended June 30,		Six Months ended June 30,		(date of inception) to
	2014	2013	2014	2013	June 30, 2014
Revenue	$-	$-	$-	$-
General and Administrative Expenses and Franchise Taxes	155,000	1,000	155,000	1,000	157,000
Loss from Operations	(155,000)	(1,000)	(155,000)	(1,000)	(157,000)
Interest and Dividend Income	2,000	-	2,000	-	2,000
Net Loss Attributable to Common Stockholders	$(153,000)	$(1,000)	$(153,000)	$(1,000)	$(155,000)
Weighted Average Number of Common Shares Outstanding	34,874,000	13,375,000	30,650,000	13,325,000	13,035,000
Basic and Diluted Net Loss per Share Attributable to Common Stockholders	$(0.00)	$(0.00)	$0.00	$(0.00)	$(0.01)

The accompanying notes are an integral part of the financial statements.

Committed Capital Acquisition Corporation II

(a development stage company)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period from May 18, 2011 (inception) to June 30, 2014

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Common Stock	Total Stockholders'
	Shares	Amount	Capital	Stage	Receivable	Equity
Sale of common stock issued to certain initial stockholders on May 18, 2011 at approximately $0.00001 per share*	3,590,000	$36	$14	$-	$-	$50
Net loss attributable to common stockholders	-			(117)		(117)
BALANCE, DECEMBER 31, 2011	3,590,000	36	14	(117)	-	(67)
Forfeiture of shares by initial stockholder	(215,000)	(2)	2	-	-	-
Sale of common stock issued to certain initial stockholders on various dates at $0.001 per share (Note 4)	9,000,000	90	8,910	-	(2,000)	7,000
Net loss attributable to common stockholders		-		(875)		(875)
BALANCE, DECEMBER 31, 2012	12,375,000	$124	$8,926	$(992)	$(2,000)	$6,058
Sale of common stock issued to certain initial stockholders on various dates at $0.001 per share (Note 4)	11,000,000	110	10,890	-	(2,000)	9,000
Net loss attributable to common stockholders				(568)		(568)
BALANCE, DECEMBER 31, 2013	23,375,000	$234	$19,816	$(1,560)	$(4,000)	$14,490
Sales of common stock issued to certain individual investors on various dates at $0.001 per share (Note 4)	5,000,000	50	4,950	-	-	5,000
Receipt of common stock receivable					4,000	4,000
Issuance of 8,000,000 units for cash at $5.00 per unit, net of offering expenses of approximately $351,000	8,000,000	80	39,649,000	-	-	39,649,080
Initial shares forefeited	(163,763)	(2)	-	-	-	(2)
Net loss attributable to common stockholders				(153,000)		(153,000)
Roundings	0	-	(128)	(440)		(568)
Balance at June 30, 2014 (unaudited)	36,211,237	$362	$39,673,638	$(155,000)	$-	$39,519,000

* Reflects a 675 for 1 stock split effected February 24, 2012 and a 1.0637037 for 1 stock split effected March 1, 2012.

The accompanying notes are an integral part of the condensed financial statements.

Committed Capital Acquisition Corporation II

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,		For the period May 18, 2011 (date of inception) to
	2014	2013	June 30, 2014

Cash Flows from Operating Activities
Net loss	$(153,000)	$(1,000)	$(155,000)
Accrued interest income	(2,000)	-	(2,000)
Changes in operating assets and liabilities:
Prepaid expenses	(32,000)	-	(32,000)
Accounts payable and accrued liabilities	(5,000)	-	55,000
Accrued franchise taxes	60,000	-	60,000
Net cash used in operating activities	(132,000)	(1,000)	(74,000)

Net cash used in Investing Activites,
Principal deposited in Trust Account	(40,000,000)	-	(40,000,000)

Cash Flows from Financing Activities
Proceeds from issuance of units in the Offering	40,000,000	-	40,000,000
Deferred offering costs	224,000	-	-
Payments of offering expenses	(351,000)	-	(351,000)
Proceeds from note payable, stockholder	-	-	113,000
Proceeds from related party advances	315,000	1,000	372,000
Proceeds from issuance of stock and collection of common stock receivable	9,000	-	25,000
Net cash provided by financing activities	40,197,000	1,000	40,159,000
Net increase in cash	65,000	-	85,000

Cash at beginning of the period	20,000	11,000	-

Cash at end of the period	$85,000	$11,000	$85,000

Supplemental Schedule of Non-cash for Investing and Financing Activities:
Common stock receivable	$-	$1,000	$-
Deferred offering costs included in accrued expenses and related party advances	-	$1,000	$-
Related party advances directly paid to vendors	$55,000	-	$55,000

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

The Company filed a Form S-1 with the United States Securities and Exchange Commission in connection with its offering to sell up to 7,000,000 units at a price of $5.00 per unit (the “Offering”).  The underwriters for the Offering were granted an over-allotment option to purchase up to an additional 1,050,000 units for 45 days after the effectiveness of the registration statement for the Offering. Each unit consists of one share of common stock, par value $0.00001 per share (the "Common Stock"), and one warrant to purchase one half of one share of Common Stock at an exercise price of $2.50 per half-share ($5.00 per whole share).  Under the terms of the warrant agreement, the Company has agreed to use their best efforts to file a post-effective or new registration statement under the Securities Act of 1933, as amended, following the completion of the Company's initial business transaction.  Each warrant will become exercisable upon effectiveness of such post-effective amendment or new registration statement and will expire on the date that is the earlier of (i) five years after the effective date of the registration statement registering the shares of Common Stock issuable upon the exercise of the warrants or (ii) the forty-fifth (45th) day following the date that our Common Stock closes at or above $8.00 per share for 20 out of 30 trading days commencing on the effective date.  If the Company is unable to deliver registered shares of Common Stock to the holder upon exercise of warrants during the exercise period, there will be no cash settlement of the warrants and the warrants will expire worthless.  The lead underwriter for the Offering is a related party; see Note 4.

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

On April 17, 2014 the representative of the underwriters advised the Company that it planned to exercise its over-allotment option with respect to 1,000,000 Units (the "Option Units") for gross proceeds of $5,000,000. On April 21, 2014, the closing of the Option Units occurred and the Company issued 1,000,000 equity units for gross proceeds of $5,000,000 consisting of 1,000,000 shares of Common Stock and warrants to purchase an additional 500,000 shares of Common Stock (as described above). The underwriters also notified the Company they do not intend to exercise the remaining 50,000 units subject to the over-allotment option. Pursuant to the unexercised 50,000 units, the initial shareholders have forfeited 162,763 initial shares.

The costs of the Offering, including the overallotment, were approximately $351,000.

Committed Capital Acquisition Corporation II

(a development stage company)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination.

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, will not submit the transaction for stockholder approval, unless otherwise required by law. The Company will proceed with a Business Combination if it is approved by the board of directors. The Company will not provide the stockholders with the opportunity to redeem their shares of Common Stock for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account upon the consummation of our initial business transaction. If a stockholder vote is required by law, the Company will conduct a proxy solicitation pursuant to the proxy rules but will not offer its stockholders the opportunity to redeem their shares of Common Stock in connection with such vote.

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

Following the Closing of the Offering and prior to the consummation of the Business Combination, in order to fund all expenses relating to investigating and selecting a target business, negotiating an acquisition agreement and consummating such acquisition and the Company’s other working capital requirements, an affiliate of certain initial shareholders has agreed to loan the Company funds from time to time of up to $2,000,000.  See also Note 4.  There are no agreements for facilities or services between the Company and its initial shareholders.

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

Committed Capital Acquisition Corporation II

(a development stage company)

The financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2014 and the results of operations and cash flows presented herein have been included in the financial statements.

The condensed financial statements as of and for the periods ended June 30, 2014 and 2013 have been rounded to the nearest thousand for presentation purposes.

Development stage company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” As of June 30, 2014, the Company has not commenced any operations nor generated revenue to date. All activity through June 30, 2014 relates to the Company’s formation and the Offering. Following such offering, the Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the designated Trust Account after the Offering.

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

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. Because the Company reported a net loss in all periods presented, the warrants to purchase 4,000,000 shares of common stock issued in connection with the Offering have not been included in the diluted net loss per share since these securities would reduce the loss per common share and become anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for each period

Concentration of credit risk

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

Committed Capital Acquisition Corporation II

(a development stage company)

Offering costs

The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A, "Expenses of Offering." Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Offering and that were charged to stockholders' equity upon the completion of the Offering. Accordingly, during the three months ended June 30, 2014 offering costs totaling approximately $351,000 (including $25,000 in fees paid to Chardan Capital Markets LLC (“Chardan”), as qualified independent underwriter) have been charged to stockholders' equity. There is no other compensation, commission or discounts to the underwriters except an additional $25,000 payable to Chardan at the close of the Business Combination.

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

There were no unrecognized tax benefits as of June 30, 2014 or December 31, 2013. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2014 or December 31, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.The Company is subject to income tax examinations by major taxing authorities since inception.

Recently issued accounting standards

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company will be adopting this standard in future filings.

3.	INVESTMENT IN TRUST ACCOUNT

Since the closing of the Offering, the gross proceeds have been held in the Trust Account. As described in Note 1, the Trust Account may be invested in U.S. "government securities," defined as any Treasury Bill or equivalent securities issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of its initial business transaction or (ii) the distribution of the Trust Account as described below.

Committed Capital Acquisition Corporation II

(a development stage company)

Investment securities in the Trust Account at June 30, 2014 consist of an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940 with an investment bank. The Institutional Money Market Account is classified as a Level 1 investment within the fair value hierarchy. There are no holding gains or losses to date and there has been approximately $2,000 of interest income accrued at June 30, 2014.

4.	RELATED PARTY TRANSACTIONS

The Company issued an aggregate $112,500 of unsecured promissory notes to Broadband Capital Management LLC (“BCM”), an affiliate of the Company, consisting of two $15,000 unsecured promissory notes to BCM on February 10, 2012 and March 5, 2012 and an $82,500 unsecured promissory note to BCM on April 23, 2012. All of the notes are non-interest bearing and payable in full at the closing of the Business Combination. Due to the short-term nature of the notes, the fair value of the notes approximates their carrying amounts of $112,500. BCM has also agreed to loan and / or advance us funds from time to time. The loans and /or advances are non-interest bearing and payable in full at the closing of the Business Combination.

Following the Closing of the Offering and prior to the consummation of the initial business transaction, BCM has agreed to loan the Company funds from time to time of up to $2,000,000, under an Expense Advancement Agreement.  See also Note 1. As of June 30, 2014, BCM has advanced approximately $372,000 to us.

All the loans and advances from BCM will be due and payable upon the completion of the Business Combination and are on terms that waive any and all rights to the funds in the Trust Account.

In addition, Michael Rapp, our co-founder, Chief Executive Officer and Chairman and Philip Wagenheim, our co-founder, President, Secretary and director, both serve as management of BCM, a registered broker-dealer. BCM is also the lead underwriter of this offering.

See Note 5 for details on initial stockholders equity transactions, some of which are related parties.

Committed Capital Acquisition Corporation II

(a development stage company)

5.	STOCKHOLDERS’ EQUITY

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

All outstanding shares of Common Stock are of the same class and have equal rights and attributes except differences for initial stockholders as described below. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available. In the event of liquidation, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights.

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

During the six months ended June 30, 2014, the Company entered into stock purchase agreements with nine initial shareholders to purchase 5,000,000 shares of Common Stock for $5,000. The maximum sold to any one individual was 1,000,000 shares.

The 28,375,000 shares of Common Stock issued to the initial stockholders includes an aggregate of 25,106,250 shares of Common Stock that are subject to forfeiture pursuant to the terms of a letter agreement, so that the initial stockholders and their permitted transferees will own no more than 20% of the Company’s issued and outstanding shares after the Business Combination. Under that agreement, 163,763 shares were forfeited upon completion of the Offering and overallotment option as described in Note 1. As such, 28,211,237 shares of the 28,375,000 issued to initial shareholders are outstanding at June 30, 2014. The initial stockholders have agreed that they will not sell or transfer their initial shares until the earlier of: (i) one year after the completion of the Business Combination or earlier if, subsequent to the Business Combination, the last sales price of the Common Stock equals or exceeds $7.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the Business Combination and all public warrants either have been exercised or expired, or (ii) the date on which we consummate a liquidation, merger, stock exchange or other similar transaction after the Business Combination that results in all of our stockholders having the right to exchange their shares of Common Stock for cash, securities or other property; provided, however, that all or any part of the initial shares may be transferred in a permitted transfer, as described in the prospectus. All share information disclosed prior to the February 24, 2012 and March 1, 2012 stock splits have been retroactively restated to give effect to the splits.

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

The initial stockholders are entitled to registration rights pursuant to a registration rights agreement executed on April 10, 2014.  The initial stockholders are entitled to demand registration rights and certain ‘‘piggy-back’’ registration rights with respect to their shares of Common Stock and the shares of Common Stock issuable in connection with the private placement.  No registration statement relating to the initial shares or placement shares shall become effective prior to, in each case, the expiration of the respective lock-up period.  The Company will bear the expenses incurred in connection with the filing of any such registration statements.

See also Notes 1 and 4.

6.	COMMITMENTS & CONTINGENCIES

There is no compensation, commission or discounts to the underwriters except $25,000, which was paid to Chardan as qualified independent underwriter, and an additional $25,000 payable to Chardan at the close of the Business Combination.

7.	SUBSEQUENT EVENTS

Management has performed an evaluation of subsequent events through August 14, 2014, the date these condensed financial statements were available for issuance, noting no items which require adjustment or disclosure.

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

Results of Operations

We have not generated any revenues to date. Through June 30, 2014, our efforts were limited to organizational activities and activities relating to the Offering. No revenue has been generated since inception (May 18, 2011) to June 30, 2014. It is unlikely we will have any revenues unless we are able to effect an Business Combination with an operating company, of which there can be no assurance. Our current plan of operation consists solely of our search to identify suitable candidates for our Business Combination.

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

There were no securities held in the trust account at June 30, 2014. Shortly after the closing of the Offering, the proceeds held in the trust account were invested in an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940.

For the three and six months ended June 30, 2014, we had a net loss of $153,000, consisiting of accrued franchise taxes, professional fees, expenses related to our search for a target business and general and administrative expenses. This compares with a net loss of $1,000 for the three and six months ended June 30, 2013, consisting of general administrative expenses in relation to our formation and operation prior to the Offering.

For the cumulative period from inception (May 18, 2011) to June 30, 2014, we had a net loss of $155,000, consisting of accrued franchse taxes, professional fees, expenses related to our search for a target business and general administrative expenses, including those in relation to our formation and operation prior to the Offering.

We will not generate any operating revenues until after the consummation of our Business Combination, at the earliest. We will continue to generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses throughout 2014 as a result of activities relating to our Business Combination, including due diligence expenses. As we expect to continue to generate net losses, we do not anticipate incurring substantial income or other tax expense (other than franchise taxes) until the consummation of our Business Combination, at the earliest.

Liquidity and Capital Resources

As of June 30, 2014, we had assets equal to $40,119,000, comprised of cash, prepaid expenses and the funds in our trust account. This compares with assets of $244,000 comprised of cash and deferred offering costs as of December 31, 2013. Our current liabilities as of June 30, 2014 totaled approximately $600,000, comprised of accounts payable and accrued expenses, accrued franchise taxes, promissory notes issued to Broadband Capital Management LLC (“BCM”) and BCM advances. This compares to our current liabilities as of December 31, 2013 of approximately $230,000, comprised of accounts payable and accrued expenses and the BCM notes and advances.

As of June 30, 2014, we owed BCM an aggregate of $485,000, comprised of promissory notes in the amount of $113,000 and advances of $372,000. The notes are payable upon the consummation of our Business Combination, bear no interest and contain a waiver of any and all rights to the funds in the trust account resulting from the consummation of the Offering. The advances bear no interest and are payable upon the consummation of our Business Combination. Following the closing of the Offering and prior to the consummation of the Business Combination, BCM has agreed to loan the Company funds from time to time of up to $2,000,000, including the amounts above, under an Expense Advancement Agreement discussed further below and in Notes 1 and 4 to the financial statements.

Cash flows used in operating activities for the six months ended June 30, 2014 and 2013, and for the cumulative period from May 18, 2011 (inception) to June 30, 2014, were approximately $132,000, $1,000, and $74,000, respectively.

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

We do not believe we will need to raise additional funds other than the loans provided or to be provided to us from BCM until the consummation of our Business Combination to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business transaction that is presented to us. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our Business Combination. Our initial stockholders and their designees will purchase 1,000,000 shares of our common stock at $5.00 per share in a private placement to occur concurrently with the closing of our Business Combination for gross proceeds of $5,000,000; provided, however, that except for Michael Rapp and Philip Wagenheim or their respective designees, none of the initial stockholders will be obligated to purchase shares of common stock (or securities convertible into common stock) in the private placement. Our board of directors will have the ability to increase the size of the private placement at its discretion.

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

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014 formatted in XBRL: (i) Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013 (audited); (ii) Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013 (unaudited) and for the Period from May 18, 2011 (Inception) to June 30, 2014 (unaudited); (iii) Statement of Stockholders Equity (Deficit) from May 18, 2011 (Inception) to June 30, 2014; (iv) Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 (unaudited) and for the Period from May 18, 2011 (Inception) to June 30, 2014 (unaudited) and (v) Notes to Financial Statements (unaudited).*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2014	COMMITTED CAPITAL ACQUISITION CORPORATION II

	By:	/s/ Michael Rapp
Michael Rapp
Chief Executive Officer and Chairman
Principal Executive Officer
Principal Financial Officer

