Form 10-Q
period 2014-09-30
COMMITTED CAPITAL ACQUISITION Corp II
filed 2014-11-17
CIK 1539892

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2014

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

THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,211,237 shares of common stock, par value $.00001 per share, outstanding as of November 14, 2014.

COMMITTED CAPITAL ACQUISITION CORPORATION II

- INDEX -

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Condensed Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013 (audited)	1

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited) and for the Period from May 18, 2011 (Inception) to September 30, 2014 (unaudited)	2

	Condensed Statement of Stockholders’ Equity (Deficit) from May 18, 2011 (Inception) to September 30, 2014 (unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 (unaudited) and for the Period from May 18, 2011 (Inception) to September 30, 2014 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

Signatures		18

Committed Capital Acquisition Corporation II

(a development stage company)

CONDENSED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$9,583	$20,210
Prepaid expenses	28,348	-
Total Current Assets	37,931	20,210
Non-Current Assets
Investment in Trust Account	40,003,820	-
Deferred Offering Costs	-	223,510
Total Non-Current Assets	40,003,820	223,510

Total Assets	$40,041,751	$243,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$67,516	$115,117
Accrued franchise taxes	120,000	-
Notes payable, related party	112,500	112,500
Advances, related party	374,666	1,613
Total Curent Liabilities	674,682	229,230
Total Liabilities	674,682	229,230
COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.00001 par value, 250,000,000 shares authorized; 36,211,237 and 23,375,000 outstanding at September 30, 2014 and December 31, 2013, respectively	362	234
Additional paid-in capital	39,674,087	19,816
Common stock receivable	-	(4,000)
Deficit accumulated during development stage	(307,380)	(1,560)
Total Stockholders’ Equity	39,367,069	14,490
Total Liabilities and Stockholders’ Equity	$40,041,751	$243,720

The accompanying notes are an integral part of the condensed financial statements.

Committed Capital Acquisition Corporation II

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,		For the period May 18, 2011 (date of inception) to
	2014	2013	2014	2013	September 30, 2014

Revenue	$-	$-	$-		$-
General and Administrative Expenses and Franchise Taxes	154,300	400	309,640	400	311,200
Loss from Operations	(154,300)	(400)	(309,640)	(400)	(311,200)
Interest and Dividend Income	2,165	-	3,820	-	3,820
Net Loss Attributable to Common Stockholders	$(152,135)	$(400)	$(305,820)	$(400)	$(307,380)
Weighted Average Number of Common Shares Outstanding	36,211,000	12,375,000	31,619,000	12,342,000	13,408,000
Basic and Diluted Net Loss per Share Attributable to Common Stockholders	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.02)

The accompanying notes are an integral part of the condensed financial statements.

Committed Capital Acquisition Corporation II

(a development stage company)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period from May 18, 2011 (inception) to September 30, 2014

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Common Stock	Total Stockholders'
	Shares	Amount	Capital	Stage	Receivable	Equity
Sale of common stock issued to certain initial stockholders on May 18, 2011 at approximately $0.00001 per share*	3,590,000	$36	$14	$-	$-	$50
Net loss attributable to common stockholders		-		(117)		(117)
BALANCE, DECEMBER 31, 2011 (audited)	3,590,000	36	14	(117)	-	(67)
Forfeiture of shares by initial stockholder	(215,000)	(2)	2	-	-	-
Sale of common stock issued to certain initial stockholders on various dates at $0.001 per share (Note 4)	9,000,000	90	8,910	-	(2,000)	7,000
Net loss attributable to common stockholders		-		(875)		(875)
BALANCE, DECEMBER 31, 2012 (audited)	12,375,000	$124	$8,926	$(992)	$(2,000)	$6,058
Sale of common stock issued to certain initial stockholders on various dates at $0.001 per share (Note 4)	11,000,000	110	10,890	-	(2,000)	9,000
Net loss attributable to common stockholders				(568)		(568)
BALANCE, DECEMBER 31, 2013 (audited)	23,375,000	$234	$19,816	$(1,560)	$(4,000)	$14,490
Sales of common stock issued to certain individual investors on various dates at $0.001 per share (Note 4)	5,000,000	50	4,950	-	-	5,000
Receipt of common stock receivable					4,000	4,000
Issuance of 8,000,000 shares of units for cash at $5.00 per unit, net of offering expenses of approximately $351,000	8,000,000	80	39,649,319	-	-	39,649,399
Initial shares forefeited	(163,763)	(2)	2	-	-
Net loss attributable to common stockholders				(305,820)	-	(305,820)
Balance at September 30, 2014 (unaudited)	36,211,237	$362	$39,674,087	$(307,380)	$-	$39,367,069

* Reflects a 675 for 1 stock split effected February 24, 2012 and a 1.0637037 for 1 stock split effected March 1, 2012.

The accompanying notes are an integral part of the condensed financial statements.

Committed Capital Acquisition Corporation II

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended		For the period May 18, 2011 (date of inception) to
	September 30,		September 30,
	2014	2013	2014

Cash Flows from Operating Activities
Net loss	$(305,820)	$(400)	$(307,380)
Accrued interest income	(3,820)	-	(3,820)
Changes in operating assets and liabilities:
Prepaid expenses	(2,500)		(2,500)
Accounts payable and accrued liabilities	35,000		35,000
Accrued franchisee taxes	120,000		120,000
Net cash used in operating activities	(157,140)	(400)	(158,700)
Net cash used in Investing Activities,
proceeds deposited in Trust Account	(40,000,000)	-	(40,000,000)

Cash Flows from Financing Activities
Proceeds from issuance of units in the Offering	40,000,000	-	40,000,000
Payment of offering expenses	(180,540)	-	(288,883)
Proceeds from note payable, stockholder	-	-	112,500
Proceeds from related party advances	318,053	400	319,666
Proceeds from issuance of stock and collection of common stock receivable	9,000	-	25,000
Net cash provided by financing activities	40,146,513	400	40,168,283
Net increase (decrease) in cash	(10,627)	-	9,583
Cash at beginning of the period	20,210	11,210	-
Cash at end of the period	$9,583	$11,210	$9,583

Supplemental Schedule of Non-cash for Investing and Financing Activities:
Common stock receivable	$-	$2,000	$-
Deferred offering costs included in accrued expenses and related party advances	$-	$102,500	$-
Related party advances directly paid to vendors	$55,000	$-	$55,000

The accompanying notes are an integral part of the condensed financial statements.

Committed Capital Acquisition Corporation II

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Committed Capital Acquisition Corporation II (the “Company”), a development stage company, was incorporated in Delaware on May 18, 2011. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets not yet identified (“Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage as defined in Financial Standards Accounting Board (FASB) Accounting Standard Codification, or ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end.

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

On April 17, 2014 the representative of the underwriters advised the Company that it planned to exercise its over-allotment option with respect to 1,000,000 Units (the "Option Units") for gross proceeds of $5,000,000. On April 21, 2014, the closing of the Option Units occurred and the Company issued 1,000,000 equity units for gross proceeds of $5,000,000 consisting of 1,000,000 shares of Common Stock and warrants to purchase an additional 500,000 shares of Common Stock (as described above). The underwriters also notified the Company they do not intend to exercise the remaining 50,000 units subject to the over-allotment option. Pursuant to the unexercised 50,000 units, the initial shareholders have forfeited 163,763 initial shares.

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

Following the Closing of the Offering and prior to the consummation of the Business Combination, in order to fund all expenses relating to investigating and selecting a target business, negotiating an acquisition agreement and consummating such acquisition and the Company’s other working capital requirements, an affiliate of certain initial shareholders has committed to loan the Company funds from time to time of up to $2,000,000.  See also Note 4.  There are no agreements for facilities or services between the Company and its initial shareholders.

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

Committed Capital Acquisition Corporation II

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2014 and the results of operations and cash flows presented herein have been included in the financial statements.

Development stage company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” As of September 30, 2014, the Company has not commenced any operations nor generated revenue to date. All activity through September 30, 2014 relates to the Company’s formation and the Offering. Following such offering, the Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the designated Trust Account after the Offering.

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

Offering costs

The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A, "Expenses of Offering." Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Offering and that were charged to stockholders' equity upon the completion of the Offering. Accordingly, during the three months ended September 30, 2014 offering costs totaling approximately $351,000 (including $25,000 in fees paid to Chardan Capital Markets LLC (“Chardan”), as qualified independent underwriter) have been charged to stockholders' equity. There is no other compensation, commission or discounts to the underwriters except an additional $25,000 payable to Chardan at the close of the Business Combination.

Income taxes

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2014, a full valuation allowance has been established against the deferred tax asset.

There were no unrecognized tax benefits as of September 30, 2014 or December 31, 2013. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2014 or December 31, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.The Company is subject to income tax examinations by major taxing authorities since inception.

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

Committed Capital Acquisition Corporation II

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

3. INVESTMENT IN TRUST ACCOUNT

Since the closing of the Offering, the gross proceeds have been held in the Trust Account. As described in Note 1, the Trust Account may be invested in U.S. government securities, defined as any Treasury Bill or equivalent securities issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of its initial business transaction or (ii) the distribution of the Trust Account as described below.

Investment securities in the Trust Account at September 30, 2014 consist of an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940 with an investment bank. The Institutional Money Market Account is classified as a Level 1 investment within the fair value hierarchy. There are no holding gains or losses to date and there has been $3,820 of interest income accrued at September 30, 2014.

4. RELATED PARTY TRANSACTIONS

The Company issued an aggregate $112,500 of unsecured promissory notes to Broadband Capital Management LLC (“BCM”), an affiliate of the Company, consisting of two $15,000 unsecured promissory notes to BCM on February 10, 2012 and March 5, 2012 and an $82,500 unsecured promissory note to BCM on April 23, 2012. All of the notes are non-interest bearing and payable in full at the closing of the Business Combination. Due to the short-term nature of the notes, the fair value of the notes approximates their carrying amounts of $112,500. BCM has also committed to loan and / or advance us funds from time to time. The loans and /or advances are non-interest bearing and payable in full at the closing of the Business Combination.

Following the Closing of the Offering and prior to the consummation of the initial business transaction, BCM has committed to loan the Company funds from time to time of up to $2,000,000, under an Expense Advancement Agreement.  See also Note 1. As of September 30, 2014, BCM has advanced approximately $375,000 to us.

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

During the nine months ended September 30, 2014, the Company entered into stock purchase agreements with nine initial shareholders to purchase 5,000,000 shares of Common Stock for $5,000. The maximum sold to any one individual was 1,000,000 shares.

The 28,375,000 shares of Common Stock issued to the initial stockholders includes an aggregate of 25,106,250 shares of Common Stock that are subject to forfeiture pursuant to the terms of a letter agreement, so that the initial stockholders and their permitted transferees will own no more than 20% of the Company’s issued and outstanding shares after the Business Combination. Under that agreement, 163,763 shares were forfeited upon completion of the Offering and overallotment option as described in Note 1. As such, 28,211,237 shares of the 28,375,000 issued to initial shareholders are outstanding at September 30, 2014. The initial stockholders have agreed that they will not sell or transfer their initial shares until the earlier of: (i) one year after the completion of the Business Combination or earlier if, subsequent to the Business Combination, the last sales price of the Common Stock equals or exceeds $7.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the Business Combination and all public warrants either have been exercised or expired, or (ii) the date on which we consummate a liquidation, merger, stock exchange or other similar transaction after the Business Combination that results in all of our stockholders having the right to exchange their shares of Common Stock for cash, securities or other property; provided, however, that all or any part of the initial shares may be transferred in a permitted transfer, as described in the prospectus. All share information disclosed prior to the February 24, 2012 and March 1, 2012 stock splits have been retroactively restated to give effect to the splits.

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

7. SUBSEQUENT EVENTS

Management has performed an evaluation of subsequent events through November 14, 2014, the date these condensed financial statements were available for issuance, noting no items which require adjustment or disclosure.

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

Results of Operations

We have not generated any revenues to date. Through September 30, 2014, our efforts were limited to organizational activities, activities relating to the Offering and our search for a Business Combination. No revenue has been generated since inception (May 18, 2011) to September 30, 2014. It is unlikely we will have any revenues unless we are able to effect an Business Combination with an operating company, of which there can be no assurance. Our current plan of operation consists solely of our search to identify suitable candidates for our Business Combination.

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

Shortly after the closing of the Offering, the proceeds held in the trust account were invested in an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940. The value of the trust account was $40,004,000 as of September 30, 2014.

For the three and nine months ended September 30, 2014, we had net losses of $152,135 and $305,820, respectively, consisting of accrued franchise taxes, professional fees, expenses related to our search for a target business and general and administrative expenses. This compares with a net loss of $400 for the three and nine months ended September 30, 2013, consisting of general administrative expenses in relation to our formation and operation prior to the Offering.

For the cumulative period from inception (May 18, 2011) to September 30, 2014, we had a net loss of $307,380, consisting of accrued franchise taxes, professional fees, expenses related to our search for a target business and general administrative expenses, including those in relation to our formation and operation prior to the Offering.

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

Liquidity and Capital Resources

As of September 30, 2014, we had assets equal to $40,041,751, comprised of cash, prepaid expenses and the funds in our trust account. This compares with assets of $243,720 comprised of cash and deferred offering costs as of December 31, 2013. Our current liabilities as of September 30, 2014 totaled $674,517, comprised of accounts payable and accrued expenses, accrued franchise taxes, promissory notes issued to Broadband Capital Management LLC (“BCM”) and BCM advances. This compares to our current liabilities as of December 31, 2013 of $229,230, comprised of accounts payable and accrued expenses and the BCM notes and advances.

As of September 30, 2014, we owed BCM an aggregate of $487,166, comprised of promissory notes in the amount of $112,500 and advances of $374,666. The notes are payable upon the consummation of our Business Combination, bear no interest and contain a waiver of any and all rights to the funds in the trust account resulting from the consummation of the Offering. The advances bear no interest and are payable upon the consummation of our Business Combination. Following the closing of the Offering and prior to the consummation of the Business Combination, BCM has committed to loan the Company funds from time to time of up to $2,000,000, including the amounts above, under an Expense Advancement Agreement discussed further below and in Notes 1 and 3 to the financial statements.

Cash flows provided by (used in) operating activities for the nine months ended September 30, 2014 and 2013, and for the cumulative period from May 18, 2011 (inception) to September 30, 2014, were approximately $(157,140) and $(400), and $(158,700), respectively.

We intend to use substantially all of the funds held in the trust account (net of taxes and amounts released to us for working capital purposes) and proceeds from the private placement which would occur concurrently with our Business Combination to consummate our Business Combination.

We believe that interest earned on the funds in the trust account released to us for working capital purposes, if any, and proceeds of the loans provided to us from BCM, will be sufficient to allow us to operate until April 10, 2016, which is the date that is 24 months after the effectiveness of the registration statement, assuming that a business combination is not consummated during that time. All the expenses relating to the Offering were funded by proceeds from loans with BCM. Prior to the consummation of our Business Combination, in order to fund all expenses relating to investigating and selecting a target business, negotiating an acquisition agreement and consummating such acquisition and our other working capital requirements, BCM has committed to loan us funds from time to time, or at any time, up to $2,000,000. All these advances will be due and payable upon the completion of our Business Combination and will be on terms that waive any and all rights to the funds in the trust account.

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

We have evaluated the appropriate accounting treatment for the warrants attached to the public units. As we are not required to net-cash settle such warrants under any circumstances, including if we are unable to maintain sufficient registered shares to settle such warrants, the terms of the warrants satisfy the applicable accounting guidance on identifying those contracts that should not be accounted for as derivative instruments. Accordingly, we have classified such instruments within permanent equity as additional paid-in capital.

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

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014 formatted in XBRL: (i) Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013 (audited); (ii) Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited) and for the Period from May 18, 2011 (Inception) to September 30, 2014 (unaudited); (iii) Statement of Stockholders Equity (Deficit) from May 18, 2011 (Inception) to September 30, 2014; (iv) Statements of Cash Flows for the Three Months Ended September 30, 2014 and 2013 (unaudited) and for the Period from May 18, 2011 (Inception) to September 30, 2014 (unaudited) and (v) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2014	COMMITTED CAPITAL ACQUISITION CORPORATION II

	By:	/s/	Michael Rapp
Michael Rapp
Chief Executive Officer and Chairman
Principal Executive Officer
Principal Financial Officer

