Form 10-K
period 2014-12-31
COMMITTED CAPITAL ACQUISITION Corp II
filed 2015-03-31
CIK 1539892

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 333-192586

Committed Capital Acquisition Corporation II

(Exact name of registrant as specified in its charter)

Delaware	45-4345803
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

712 Fifth Avenue, 22nd Floor

New York, New York 10019

(Address of principal executive offices)

(212) 759-2020

(Registrant’s telephone number, including area code)

None.

Securities registered under Section 12(b) of the Exchange Act:

N/A

Name of exchange on which registered:

None.

Securities registered under Section 12(g) of the Exchange Act:

None.

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒    No ☐*

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

*The registrant has not been subject to the filing requirements of Section 13 or 15(d) of the Exchange Act since January 1, 2015; however, registrant filed all reports since that date that would have been required to be filed if it were subject to Section 13 or 15(d) of the Exchange Act.

The aggregate market value of the outstanding common stock held by non-affiliates, computed by reference to the closing sales price for the Registrant’s common stock on December 16, 2014 the last trade prior to business day of the registrant's most recently completed fiscal quarter, as reported on the OTC Pink marketplace, was approximately $36,000,000.

As of March 27, 2015, there were 36,375,000 shares of the registrant’s common stock, par value $0.00001 per share, issued and outstanding, including 162,763 subject to forfeiture as a result of the over-allotment option related to our IPO not exercised in full.

DOCUMENTS INCORPORATED BY REFERENCE

None.

COMMITTED CAPITAL ACQUISITION CORPORATION II

- INDEX -

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward looking statements. Such forward-looking statements include statements regarding, among others, (a) our expectations about possible business transactions, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for expenses. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “approximate,” “estimate,” “believe,” “intend,” “plan,” “budget,” “could,” “forecast,” “might,” “predict,” “shall” or “project,” or the negative of these words or other variations on these words or comparable terminology.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. You should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand), and regulatory conditions and the following:

•	the reduction of the proceeds held in the trust account due to third party claims;
•	our selection of a prospective target business or asset for the initial business transaction and the inability of our stockholders to affect the determination of our board of directors in respect of such initial business transaction;
•	our issuance of our capital shares or incurrence of debt to complete a business transaction;
•	our ability to consummate an attractive business transaction due to our limited resources and the significant competition for business transaction opportunities;
•	conflicts of interest of our officers, directors and initial stockholders;
•	potential current or future affiliations of our officers and directors with competing businesses;
•	our ability to obtain additional financing if necessary;
•	our initial stockholders’ ability to control or influence the outcome of matters requiring stockholder approval due to their substantial interest in us;
•	the adverse effect the outstanding warrants may have on the market price of our common stock;
•	the adverse effect on the market price of our common stock due to the existence of registration rights with respect to the securities owned by our initial stockholders and private placement investors;
•	the lack of a market for our securities;
•	our dependence on our key personnel;
•	the general business and market outlook;
•	our stockholders’ lack of approval rights over our business transaction;
•	the short exercise period of our warrants;
•	stockholders’ lack of redemption rights in connection with the consummation of our initial business transaction; and
•	the costs of complying with applicable laws.

These risks and others described under “Risk Factors” in Item 1A are not exhaustive.

Any forward-looking statement made by us in this Annual Report speaks only as of the date on which we make it, and is expressly qualified in its entirety by the foregoing cautionary statements. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Unless otherwise provided in this Annual Report on Form 10-K, references to “the Company,” “the Registrant,” “we,” “us” and “our” refer to Committed Capital Acquisition Corporation II.

Item 1.	BUSINESS

Overview

Committed Capital Acquisition Corporation II was incorporated in the state of Delaware on May 18, 2011. We are a blank check company whose purpose is to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable stock transaction or other similar business transaction, one or more operating businesses or assets that we have not yet identified (an “initial business transaction”). We intend to use cash from the proceeds of our initial public offering in April 2014, our capital stock, incurred debt, or a combination of cash, capital stock and debt, in effecting our initial business transaction. We are not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating the initial business transaction.

On April 16, 2014, we consummated our initial public offering (the “Offering”) pursuant to a registration statement that was declared effective on April 10, 2014 (the “registration statement”) and sold an aggregate of 7,000,000 units at a price of $5.00 per unit, for gross proceeds of $35,000,000 consisting of 7,000,000 shares of common stock and warrants to purchase an additional 3,500,000 shares of common stock. On April 17, 2014, the representative of the underwriters advised us that it planned to exercise 1,000,000 Units of its over-allotment option of the available 1,050,000 over-allotment units (the “Option Units”). On April 21, 2014 the closing of the Option Units occurred and we issued gross proceeds of $5,000,000 for the issuance of 1,000,000 units consisting of 1,000,000 shares of common stock and warrants to purchase 500,000 shares of common stock. As a result, an aggregate of $40,000,000 was deposited into the trust account for the benefit of our public stockholders. The common stock sold in the Offering as part of the units are referred to herein as the “public shares” and the warrants sold in the Offering as part of the units are referred to herein as the “public warrants.” At the closing of the Option Units, the underwriters also notified us they did not intend to exercise their over-allotment option with respect to the remaining 50,000 units. As a result of the unexercised 50,000 units, the initial shareholders forfeited 162,763 initial shares.   The lead underwriter for the Offering was a related party.

Under the terms of the warrant agreement, we agreed to use our best efforts to file a post-effective amendment or new registration statement under the Securities Act of 1933, as amended (the “Securities Act”), following the completion of our initial business transaction.  Each public warrant entitles the holder to purchase one half of one share of common stock at a price of $2.50 per half-share ($5.00 per whole share).  Each public warrant will become exercisable upon effectiveness of such post-effective amendment or new registration statement and will expire on the date that is the earlier of (i) five years after the effective date of the registration statement registering the shares of common stock issuable upon the exercise of the warrants or (ii) the forty-fifth (45th) day following the date that our common stock closes at or above $8.00 per share for 20 out of 30 trading days commencing on the effective date.   However, if we do not complete our initial business transaction on or prior to the 24-month period allotted to complete the initial business transaction as described in more detail below, the warrants will expire at the end of such period.  If we are unable to deliver registered shares of common stock to the holder upon exercise of public warrants during the exercise period, there will be no cash settlement of the public warrants and the public warrants will expire worthless.

In connection with the Offering, our initial stockholders (“initial stockholders”) and their designees have committed to purchase 1,000,000 shares of common stock (or securities convertible into common stock) (the “placement shares”) at a price of $5.00 per share in a private placement transaction for gross proceeds of $5,000,000, which will occur concurrently with the closing of our initial business transaction (the “private placement”).

Effecting a Business Transaction

General

We are a blank check company formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that we have not yet identified. Except as described below, we are not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating our initial business transaction.

We have only 24 months from the effectiveness of our registration statement (April 10, 2014), to consummate our initial business transaction. If we do not consummate our initial business transaction within such 24-month period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate as part of our plan of dissolution and liquidation.

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

Upon the completion of our initial business transaction, we will file a Form 8-K which will include disclosure responsive to the applicable items of Form 8-K, including Items 2.01 and 5.06, within the time periods required by such form.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business transaction. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business transaction. Our intial stockholders and/or their respective designees will purchase 1,000,000 shares of our common stock (or securities convertible into common stock) at $5.00 per share in a private placement to occur concurrently with the closing of our initial business transaction for gross proceeds of $5,000,000. However, except for Messrs. Rapp and Wagenheim or their respective designees, none of the initial stockholders will be obligated to purchase shares of common stock (or securities convertible into common stock) in the private placement. Our board of directors will have the ability to increase the size of the private placement at their discretion. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business transaction. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise other than the private placement.

No stockholder vote or redemption rights on consummation of our business transaction.

Unlike most other blank check companies, we will not provide our stockholders with the opportunity to redeem their shares of our common stock for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account upon the consummation of our initial business transaction. We will not provide our stockholders with the right to vote on our business transaction unless required by law. If a stockholder vote is required by law, we will conduct a proxy solicitation pursuant to the proxy rules but will not offer our stockholders the opportunity to redeem their shares of common stock in connection with such vote. Our stockholders will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses or assets, since our board of directors will have the sole discretion and authority to approve and consummate our initial business transaction without seeking stockholder approval.

Sources of target businesses

Target business candidates have been, and we expect will continue to be brought to our attention from members of our management team and various unaffiliated sources, including investment bankers, business brokers, venture capital funds, private equity funds, management teams we have worked with in the past, accountants, lawyers and other members of the financial community who are aware that we are seeking an initial business transaction partner via direct contact or other similar efforts. While we do not presently anticipate engaging the services of professional firms that specialize in acquisitions on any formal basis, we may decide to engage such firms in the future or we may be approached on an unsolicited basis, in which event their compensation may be paid upon the consummation of our initial business transaction. Target businesses also will be brought to our attention by our officers and directors through their network of joint venture partners and other industry relationships located in the United States and elsewhere that regularly, in the course of their daily business activities, see numerous varied opportunities. In no event will any of our initial stockholders, including our officers, directors, or any of our or their respective affiliates, be paid any finder’s fee, consulting fee or any other form of compensation, prior to, or for any services they render in connection with, the consummation of our initial business transaction. However, upon the closing of our initial business transaction, our board of directors will have the sole discretion to determine the number of initial shares to be forfeited by each of our initial stockholders. As a result, certain of our initial stockholders may forfeit a lesser number of their initial shares than other initial stockholders if our board of directors determines that such individuals played a more prominent role in identifying, evaluating and closing our initial business transaction. In no event will the total number of initial shares held by the initial stockholders exceed 20.0% of our total issued and outstanding shares of common stock after giving effect to (i) the private placement, (ii) any exercises of the public warrants, and (iii) any forfeitures of initial shares.

While we do not intend to pursue our initial business transaction with a target business that is affiliated with our initial stockholders, including our officers and directors, or any of our affiliates (including Broadband Capital Management LLC, or "BCM"), we are not prohibited from pursuing such a transaction. In the event we seek to complete our initial business transaction with such a target business, we would obtain an opinion from an independent investment banking firm which is a member of FINRA that such an initial business transaction is fair to our stockholders from a financial point of view and require approval of a majority of the disinterested members of our board of directors. Generally, such opinion is rendered to a company’s board of directors and investment banking firms may take the view that stockholders may not rely on the opinion. Such view will not impact our decision on which investment banking firm to hire.

Selection of a target business and structuring of an initial business transaction

Except as described below, we are not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating our initial business transaction. Management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about such opportunities. In evaluating a prospective initial business transaction, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the potential inexperience of our management with respect to such activities to the extent that a target business is in an industry or area outside our management’s area of expertise, which is in investment banking and investing. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspections of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, including, but not limited to, attorneys, accountants, consultants or other professionals. The costs associated with hiring third parties to complete an initial business transaction target may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the amount of time it takes to complete an initial business transaction, the location of the target company and the size and the complexity of the target company.

As part of our intended processes, we may create a contact database indicating the materials received from any prospective target candidates, when such materials were evaluated, the parties primarily responsible for such evaluation and the reasons such candidate was either rejected or the issues that, upon initial evaluation, require further investigation. As the evaluation process progresses, numerous other factors, which are expected to vary with each potential candidate we evaluate, are expected to be relevant to a final determination of whether to move forward with any particular acquisition candidate.

In the case of all possible acquisitions, we will seek to determine whether the transaction is advisable and in the best interests of us and our stockholders. We believe it is possible that our attractiveness as a potential buyer of businesses may increase after the consummation of an initial transaction and there may or may not be additional business transaction opportunities as we grow and integrate our acquisitions. We may or may not make future acquisitions. However, we believe that, following an initial transaction, we could learn of, identify and analyze acquisition targets in the same way after an initial transaction as we will before an initial transaction. To the extent we are able to identify multiple acquisition targets and options as to which business or assets to acquire as part of an initial transaction, we intend to seek to consummate the acquisition that provides the greatest opportunity for creating stockholder value. The determination of which entity is the most attractive would be based on our analysis of a variety of factors, including whether such acquisition would be in the best interests of our stockholders, the purchase price, the terms of the sale, the perceived quality of the assets and the likelihood that the transaction will close.

The time and costs required to select and evaluate a target business and to structure and complete an initial business transaction cannot presently be ascertained with any degree of certainty. The amount of time it takes to complete an initial business transaction, the location of the target company and the size and complexity of the business of the target company are all factors that determine the costs associated with completing an initial business transaction. Any costs incurred with respect to the evaluation of the initial prospective business transaction that is not ultimately completed will be borne by BCM and/or its affiliates.

We could pursue a transaction, such as a reverse merger or other similar transaction, in which we issue a substantial number of new shares and, as a result, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares subsequent to such transaction.

No minimum fair market value of target business or businesses

We will have virtually unrestricted flexibility in identifying and selecting a prospective transaction candidate and are not required to set a minimum valuation on either the fair market value or the net assets of a target business.

We anticipate structuring our initial business transaction to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business transaction to acquire less than 100% of such interests or assets of the target business but we intend to acquire no less than a controlling interest. We intend to acquire a controlling interest through the acquisition of at least 50.1% of the voting equity interests in the target, but may otherwise acquire an interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act.

In order to consummate such an initial business transaction, we may issue a significant amount of our debt, equity or other securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt, equity or other securities. There are no limitations on our ability to incur debt or issue securities in order to consummate our initial business transaction. If we issue securities in order to consummate such an initial business transaction, our stockholders could end up owning a minority of the combined company’s voting securities as there is no requirement that our stockholders own a certain percentage of our company (or, depending on the structure of the initial business transaction, an ultimate parent company that may be formed) after our initial business transaction. We have not entered into any such arrangement to issue our debt or equity securities and have no current intention of doing so except that our initial stockholders and/or their respective designees will purchase 1,000,000 shares of our common stock (or securities convertible into common stock) at $5.00 per share in a private placement to occur concurrently with the closing of our initial business transaction for gross proceeds of $5,000,000. However, except for Messrs. Michael Rapp and Philip Wagenheim or their respective designees, none of the initial stockholders will be obligated to purchase shares of common stock (or securities convertible into common stock) in the private placement. Our board of directors will have the ability to increase the size of the private placement at its discretion.

Possible lack of business diversification

We may seek to effect business transactions with more than one target business, and there is no required minimum valuation standard for any target at the time of such acquisition, as discussed above. We expect to complete only a single initial business transaction, although this process may entail the simultaneous acquisitions of several operating businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike many other entities that may have the resources to complete several business transactions of entities or assets operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of the losses. By consummating a business transaction with a single entity or asset, our lack of diversification may:

•	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business transaction; and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

In the event we ultimately determine to simultaneously acquire several businesses or assets and such businesses or assets are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business or assets is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete our initial business transaction. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent integration of the businesses or assets into a single operating business.

Limited ability to evaluate the target business’s management

Although we intend to closely scrutinize the incumbent management of a prospective target business when evaluating the desirability of effecting an initial business transaction and have extensive experience doing so through our evaluation of numerous businesses in the past, we cannot assure you that our assessment will prove to be correct. In addition, we cannot assure you that new members that join our management following an initial business transaction will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following an initial business transaction cannot presently be stated with any certainty. While our current officers and directors may remain associated in senior management or advisory positions with us following an initial business transaction, they may not devote their full time and efforts to our affairs subsequent to an initial business transaction. Moreover, they would only be able to remain with us after the consummation of an initial business transaction if they are able to negotiate employment or consulting agreements in connection with such initial business transaction. Such negotiations would take place simultaneously with the negotiation of our initial business transaction and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of our initial business transaction. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with us after the consummation of an initial business transaction will not be the determining factor in our decision as to whether or not we will proceed with any potential initial business transaction. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Prior to or following an initial business transaction, we may seek to recruit additional managers to supplement or replace the incumbent management of the target business. We cannot assure you that we will have the ability to recruit such managers, or that any such managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Redemption of common stock and liquidation if no initial business transaction

Unlike most other blank check companies, we will not provide our stockholders with the opportunity to redeem their shares of our common stock for cash in connection with the consummation of our initial business transaction or the right to approve our business transaction. We have 24 months from the effectiveness of our registration statement to consummate our initial business transaction. Pursuant to certain letter agreements entered into at the time of the Offering, each of our officers, directors and initial stockholders have agreed not to take any action to amend or waive any provision of our amended and restated certificate of incorporation relating to our obligation to redeem the public shares if we fail to consummate an initial business transaction during such period in a manner that would limit our obligations to redeem the public shares. If we do not consummate an initial business transaction within such 24-month period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate the balance of our net assets to our remaining stockholders, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Such redemption of public shares from our funds in the trust account shall be done automatically by function of our amended and restated certificate of incorporation and prior to any voluntary winding up, although at all times subject to the Delaware General Corporation Law. Pursuant to the terms of our amended and restated certificate of incorporation, our powers following the expiration of the permitted time period for consummating an initial business transaction will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation.

There will be no liquidating distribution with respect to our warrants, which will expire worthless in the event we do not consummate an initial business transaction. We expect that all costs associated with the implementation and completion of our liquidation will be funded by loans and/or advances provided to us from BCM or its affiliates (currently anticipated to be approximately $30,000).

We are not prohibited from selling any additional shares of common stock, units or other securities at a purchase price less than the Offering price. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business transaction, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

If any of our officers, directors, initial stockholders or affiliates purchase shares in the aftermarket, they will be entitled to a pro rata share of the trust account with respect to only those shares upon our redemption in the event we do not consummate an initial business transaction within the required time period.

Without taking into account any accrued interest and/or dividends to date, we currently have $40,000,000 deposited in the trust account for the benefit of our public stockholders. In the event no initial business transaction is consummated and we are unable to redeem the shares sold in the Offering because such redemption would be in violation of Section 160 of the Delaware General Corporation Law or other applicable law, we intend to submit a plan of dissolution to our public stockholders, requiring a majority of shares voted for approval, in which (i) the proceeds held in our trust account, together with interest, less taxes and amounts released to us for working capital purposes, would be distributed to only our public stockholders on a per share pro rata basis and (ii) the remaining net assets of the company, if any, would be distributed on a per share pro rata basis to our stockholders. If we are required to submit such plan of dissolution to our public stockholders for approval, the initial stockholders have agreed to vote their initial shares in accordance with the majority of the public stockholders. In such a case, we will also hire a proxy solicitor in order to maximize the number of public shares that vote on the plan of dissolution and increase the likelihood of dissolving the company and returning the pro rata portion of the proceeds held in the trust account. Although we believe it is unlikely that we would not be able to redeem the public shares due to the applicability of Section 160 of the Delaware General Corporation Law or other applicable law, if we were required to submit a plan of dissolution to our public stockholders for approval, our public stockholders may be forced to wait longer than 24 months before they receive their pro rata portion of the proceeds from our trust account. To the extent that the public stockholders did not approve such plan of dissolution, our public stockholders would not receive their pro rata portion of the proceeds from our trust account until such approval was obtained.

If all of the net proceeds of the Offering were used for redemption, and without taking into account interest, if any, earned on the trust account, we anticipate that the (i) per share redemption price or (ii) per share liquidation price would be $5.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors that have a higher priority than the claims of our public stockholders. We cannot assure you that the actual value of the (i) per share redemption price or (ii) per share liquidation price will not be less than $5.00. Under Section 281(b) of the Delaware General Corporation Law, our plan of distribution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent accountants), prospective target businesses or other entities which we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, BCM and Mr. Rapp have agreed that each will be liable to us jointly and severally, if and to the extent that any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $5.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, BCM and Mr. Rapp will not be responsible to the extent of any liability for such third party claims. We have not, however, independently verified whether BCM and Mr. Rapp have sufficient funds to satisfy their indemnity obligations or asked BCM and Mr. Rapp to reserve for such indemnification obligations. As such, there is no assurance BCM and Mr. Rapp will be able to satisfy those obligations.

In the event that the proceeds in the trust account are reduced below $5.00 per share in the event we redeem our public shares for a per share pro rata portion of the trust account, or upon our liquidation and BCM and Mr. Rapp assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our directors would determine whether to take legal action against BCM and Mr. Rapp to enforce their indemnification obligations. It is possible that our directors in exercising their business judgment may choose not take legal action on our behalf against BCM and Mr. Rapp to enforce their indemnification obligations to us so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price (or per share liquidation distribution if we are unable to effect our redemption) will not be less than $5.00 per share.

We will seek to reduce the possibility that BCM and Mr. Rapp will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. BCM and Mr. Rapp will also not be liable as to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from the liquidation of our trust account could be liable for claims made by creditors.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon our redemption of our public shares in the event we do not consummate our initial business transaction may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, as stated above, if we do not effect an initial business transaction within such required timeframe, we shall (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate as part of our plan of dissolution and liquidation. Accordingly, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. Therefore, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent accountants) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim would result in any liability extending to the trust account is remote. We have an obligation to pursue indemnification from BCM and Mr. Rapp pursuant to the terms of their agreement with us. Further, BCM and Mr. Rapp may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below $5.00 per share less any per share amounts distributed from our trust account to our public stockholders in the event we are unable to consummate an initial business transaction and will not be liable as to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, BCM and Mr. Rapp will not be responsible to the extent of any liability for such third party claims.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent that any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders an aggregate of at least $5.00 per share. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after the termination of our corporate existence, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or as having acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Competition

In identifying, evaluating and selecting a target business for our initial business transaction, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business transactions directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. These factors may place us at a competitive disadvantage in successfully negotiating our initial business transaction.

Employees and Directors

Our employees currently consist solely of our two executive officers. Employees of BCM also assist us in performing our search for an initial business transaction. None of these individuals are obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the initial business transaction and the stage of the initial business transaction process we are in. Accordingly, once our management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the initial business transaction (and consequently spend more time on our affairs) than they would prior to locating a suitable target business. In addition, we also anticipate BCM's employees to devote increased time to our activities during such time. We expect our executive officers to devote a reasonable amount of time to our business.

Periodic Reporting and Audited Financial Statements

We are a "voluntary filer” with the SEC and are not required by the rules and regulations of the SEC to continue filing current and periodic reports. In accordance with the terms of the underwriting agreement entered into with the underwriters in connection with our initial public offering, we file an annual report on Form 10-K that includes audited financial statements, quarterly reports on Form 10-Q and current reports on Form 8-K in a manner that complies in all material respects with the requirements specified in such form.

We are an emerging growth company as defined in the JOBS Act and will remain such for up to five years. However, if our non-convertible debt issued within a three-year period or our total revenues exceed $1 billion or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards.

Item 1A.	RISK FACTORS

You should carefully consider the following risk factors and all other information contained in this Annual Report. If one or more of the following risks occur, our business, financial conditions or results of operations may be materially and adversely affected. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements.

Unlike most other blank check companies, our public stockholders will likely have no control over the selection of a target business for our initial business transaction or the terms thereof, will not have the right to vote on the initial business transaction and will not have a redemption right if they are not satisfied with the choice of target business or the terms of the initial business transaction.

Unlike most other blank check companies, our public stockholders will not be afforded an opportunity to vote on our initial business transaction. Although a vote of stockholders may be required in connection with our initial business transaction under state law, we believe that it is unlikely that such vote will be required. Accordingly, our board of directors will have complete control, subject to their fiduciary duties, to choose a target business and to set the terms of the initial business transaction. Our public stockholders will have no control over (i) what industry sector the target is involved in, (ii) whether the acquisition will be relatively large or small, (iii) the financial position of the target, including whether or not it is generating positive cash flow or is highly leveraged, (iv) the terms of the initial business transaction or (v) any other aspect relating to the target business or the initial business transaction.

Unlike most other blank check companies, the public stockholders will have no right to have their shares of common stock redeemed if they are not satisfied with the proposed initial business transaction. The only immediate means of exiting from the investment would be to sell their securities and there is no assurance that the market would be liquid enough to accommodate such sales or that the sale price would not be substantially below the public offering price.

We are a newly formed company with no operating history and, accordingly, our stockholders will not have any basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company and have not conducted any active operations since inception. Since we do not have any operations or an operating history, our stockholders will have no basis upon which to evaluate our ability to achieve our business objective, the focus of which is to acquire through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that we have not yet identified. We have no present revenue and will not generate any revenues or income until, at the earliest, after the consummation of our initial business transaction. We do not know when or if our initial business transaction will occur. The financial statements do not include any adjustments that might result from this uncertainty.

If we are unable to consummate an initial business transaction, our public stockholders will be forced to wait the full 24 months from the date of effectiveness of the registration statement or longer, before receiving distributions from our trust account.

We have 24 months from the effectivess of our registration statement (April 10, 2014) to complete our initial business transaction. If we do not consummate our initial business transaction by such time, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate the balance of our net assets to our remaining stockholders. If we redeem such shares, such redemption must comply with the applicable provisions of the Delaware General Corporation Law, including Section 160 thereof, governing rights of redemption. Upon the termination of our corporate existence, the balance of our net assets will be distributed to our remaining stockholders. In the event we are unable to redeem the public shares in compliance with Section 160 of the Delaware General Corporation Law, compliance with Delaware law may require that we submit a plan of dissolution and liquidation to our then stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, investors may be forced to wait beyond 24 months from the date of effectiveness of the registration statement before the liquidation proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. To the extent that the public stockholders did not approve such plan of dissolution, our public stockholders would not receive their pro rata portion of the proceeds from our trust account until such approval was obtained. Except for the above redemption, we have no obligation to return funds to investors prior to the date of our liquidation. Only upon our liquidation will public stockholders be entitled to liquidation distributions if we are unable to complete our initial business transaction.

We may not be able to consummate our initial business transaction within the required timeframe, in which case we will be forced to redeem our public shares and liquidate.

We have 24 months from the effectivess of our registration statement (April 10, 2014) to consummate our initial business transaction. Pursuant to certain letter agreements entered into at the Offering, each of our officers, directors and initial stockholders have agreed not to take any action to amend or waive any provision of our amended and restated certificate of incorporation relating to our obligation to redeem the public shares if we fail to consummate an initial business transaction in a manner that would limit our obligations to redeem the public shares. If we do not consummate our initial business transaction within such 24-month period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval our remaining stockholders and our board of directors, dissolve and liquidate the balance of our net assets to our remaining stockholders. We may not be able to find a suitable target business within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any prospective target may be reduced as we approach the deadline for the consummation of our initial business transaction.

Public stockholders may receive less than their pro rata share of the trust account upon redemption due to claims of creditors.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (other than our independent accountants), prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims.

Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, such entities may not agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and may seek recourse against the trust account for any reason. Upon redemption of our public shares if we are unable to complete our initial business transaction within the required timeframe, we will be required to provide for payment of claims of creditors which were not waived that may be brought against us within the subsequent ten years following redemption. Accordingly, the (i) per share redemption price or (ii) per share liquidation price could be less than the $5.00 per share held in the trust account, due to claims of such creditors. In addition, BCM and Mr. Rapp have agreed that each will be liable to us jointly and severally, if and to the extent that any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $5.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, BCM and Mr. Rapp will not be responsible to the extent of any liability for such third party claims. We have not, however, independently verified whether BCM and Mr. Rapp have sufficient funds to satisfy their indemnity obligations or asked BCM and Mr. Rapp to reserve for such indemnification obligations. As such, there is no assurance BCM and Mr. Rapp will be able to satisfy those obligations.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account could be subject to applicable bankruptcy law, and may be included as an asset in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent that any bankruptcy claims deplete the trust account, we may not be able to return $5.00 per share to our public stockholders.

Our directors may decide not to enforce the indemnification obligations of BCM and Mr. Rapp, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $5.00 per share and BCM and Mr. Rapp assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our directors, would determine whether to take legal action against BCM and Mr. Rapp to enforce their indemnification obligations. It is possible that our directors in exercising their business judgment may choose not to take legal action on our behalf against BCM and Mr. Rapp to enforce their indemnification obligations to us in any particular instance. If our directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $5.00 per share.

Our stockholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of (i) our redemption of our public shares for a per share pro rata portion of the trust account (including interest but net of any taxes and amounts released to us for working capital purposes), subject to the requirements of applicable law, if we do not consummate our initial business transaction within the required time frame, or (ii) our liquidation (if redemption does not occur). In no other circumstances will a stockholder have any right or interest of any kind in the trust account.

We do not intend to establish an audit committee or a compensation committee until the consummation of our initial business transaction.

Our board of directors intends to establish an audit committee and a compensation committee upon consummation of our initial business transaction. Our board of directors intends to adopt charters for these committees at that time. Prior to such time, we do not intend to establish either committee. Accordingly, there will not be a separate committee comprised of some members of our board of directors with specialized accounting and financial knowledge to meet, analyze and discuss solely financial matters concerning prospective target businesses nor will there be a separate committee to review the reasonableness of expense reimbursement requests by anyone other than our board of directors, which includes persons who may seek such reimbursements.

Our stockholders will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of the Offering were intended to be used to complete an initial business transaction with an unidentified target business, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 as a result of the successful consummation of the Offering and have filed a Current Report on Form 8-K with the SEC upon consummation of the Offering, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies, such as Rule 419 of the Securities Act. Accordingly, investors will not be afforded the benefits or protections of those rules.

If the loans provided to us and interest earned on the trust account balance are insufficient to allow us to operate for at least the next 24 months, we may not be able to complete our initial business transaction.

On and after the time we consummated the Offering, any amounts that we need to pay our income or other tax obligations or to fund our expenses relating to investigating and selecting a target business and other working capital requirements have been and will be funded solely from loans and/or advances provided to us from BCM and/or its affiliates and interest earned on the trust account balance, net of taxes payable on such interest. Our board of directors will review and approve all of our significant expenditures. We believe that the funds available to us will be sufficient to allow us to operate for 24 months from the effectivess of our registration statement (April 10, 2014) assuming that our initial business transaction is not consummated during that time. However, we cannot assure you that our estimates will be accurate or that BCM and/or its affiliates will make such loans and/or advances as necessary. If we do not have enough loans to fund our operations, we may not be able to complete our initial business transaction.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete an initial business transaction.

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business transaction.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and consummate an initial business transaction and, thereafter, to operate the acquired business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor. We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring, growing and operating businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the consummation of our primary business objective, which is an initial business transaction; or (ii) absent an initial business transaction, our return of the funds held in the trust account to our public stockholders as part of our redemption of public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expense for which we have not accounted.

In certain circumstances, our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing itself and us to claims of punitive damages.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to redeem our public shares for a per share pro rata portion of the trust account, in the event we do not consummate our initial business transaction, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or as having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we do not consummate our initial business transaction, our officers and directors have agreed that we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, subject to the requirements of Delaware General Corporation Law Section 160 and other applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate the balance of our net assets to our remaining stockholders, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them pursuant to a dissolution, and our redemption of the shares sold in the Offering may be deemed a liquidating distribution. If a corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Because we will not be complying with certain procedures set forth in Section 280 of the Delaware General Corporation Law, as set forth above, a stockholder who received distributions in the redemption may be liable for the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder until the tenth anniversary of the dissolution.

Although we are required to use our best efforts to file a registration statement after the completion of our initial business transaction and keep such registration statement covering the issuance of the shares of common stock underlying the warrants, a registration statement may not be effective, in which case our warrant holders may not be able to exercise their warrants.

Holders of our warrants will be able to exercise the warrants only if we have an effective registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such common stock (which we intend to file after the completion of our initial business transaction), and such shares of common stock are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we have undertaken in the warrant agreement, and therefore have a contractual obligation, to use our best efforts to maintain an effective registration statement covering the shares of common stock issuable upon exercise of the warrants, and we intend to comply with our undertaking, we may not be able to do so. Factors such as our inability to remain current in our SEC reporting obligations or other material developments concerning our business could present difficulties in maintaining an effective registration statement and a current prospectus. Holders of warrants will not be able to settle their warrants for cash if we fail to have an effective registration statement or a current prospectus available relating to the common stock issuable upon exercise of the warrants.

As we are not limited to a particular geographic area or industry and we have not yet selected a target business with which to complete a business transaction, our stockholders are unable to currently ascertain the merits or risks of the target business and will be relying on our management’s ability to identify a target business or businesses and complete a business transaction.

We are not limited to targeting a business transaction with a target business in a particular geographic area or industry, although we intend to focus on operating businesses in the United States. To the extent we complete our initial business transaction, we may be affected by numerous risks inherent in the business operations of those entities which our management may not properly ascertain. An investment in our units or common stock may ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business. We will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate.

If we decide to complete a business transaction with a target business outside of the expertise of our officers and directors, we cannot assure you that our officers and directors will have sufficient knowledge relating to the target, the jurisdiction in which it operates or its industry to make an informed decision regarding such business transaction.

Our management’s expertise is concentrated in investment banking and investing. Should a favorable business opportunity present itself in an industry or area that is outside of our management’s expertise, our ability to assess the growth potential, financial condition, experience and skill of incumbent management, competitive position, regulatory environment and other criteria in evaluating such a business opportunity may be adversely affected. If we determine to enter into an initial business transaction with a prospective target business which is outside of the expertise of our management, no assurance can be given that we will be able to complete such an initial business transaction.

Unlike most other blank check companies, we are not required to consider a target’s valuation when entering into or consummating our initial business transaction. Management’s unrestricted flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating our initial business transaction, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

Unlike most blank check companies, we are not required to consummate our initial business transaction with a target whose value is equal to at least 80% of the amount of money deposited in the trust account of the blank check company at the time of entry into a materially definitive agreement. We will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate, which includes pursuing a target business for our initial business transaction with a very small or de minimis fair market value. Stockholders will be relying on our management’s ability to identify potential initial business transaction targets, evaluate their merits, conduct or monitor diligence and conduct negotiations. Management’s unrestricted flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating our initial business transaction, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

Public stockholders will not be afforded the opportunity to vote on our initial business transaction or redeem their shares in connection with the consummation of our initial business transaction, which may result in the consummation of an initial business transaction that would not have otherwise been approved by our public stockholders.

In most other blank check companies, the initial business transaction would not be consummated if the requisite number of stockholders disapproved of the transaction. Furthermore, in most other blank check companies, even if the transaction is consummated, disapproving stockholders would be able to redeem their shares of common stock. Unlike most blank check companies, our stockholders will not be afforded the opportunity to vote on our initial business transaction. Furthermore, we will not provide our stockholders with the opportunity to redeem their shares of common stock for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account upon the consummation of our initial business transaction. This provides the sole discretion to our board of directors to select a target business and negotiate the terms of the initial business transaction.

Although our board of directors is obligated to act in the best interest of the stockholders, the business judgment of our board of directors is given a wide range of latitude in discharging its fiduciary duties to the stockholders. As such, a target business that is selected by the board of directors to be in the best interest of the stockholders, or the terms of the initial business transaction, may be ones that would not have been otherwise approved by some or most of our stockholders. If our board of directors seeks to consummate a transaction that the stockholders and other potential investors view as unfavorable, or there is a perception that such a transaction may be pursued, it may make it more difficult for you to receive cash for your shares of common stock because your sole option would be to sell your shares. This may lead to a less liquid and more volatile trading market as compared to the market for the equity securities of similar investment vehicles.

We may issue shares of our capital stock to complete our initial business transaction, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 250,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share. As of March 27, 2015, there were 213,625,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares of common stock upon full exercise of our outstanding warrants, a total of 209,625,000 will be available for issuance). Although we have no commitment other than the $5,000,000 private placement with our initial stockholders and their designees, we may issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete our initial business transaction. In addition, we are not prohibited from selling any additional shares of common stock, units or other securities at a purchase price less than the Offering price. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business transaction, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of investors in the Offering;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to the holders of our common stock;

•	may cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Substantial resources could be expended in researching initial business transactions that are not consummated, which could materially adversely affect subsequent attempts to locate and consummate an initial business transaction.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and other third party fees and expenses. If we decide not to enter into an agreement with respect to a specific proposed initial business transaction we have investigated, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the initial business transaction for any number of reasons, many of which are beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and consummate an initial business transaction.

Our ability to successfully effect an initial business transaction and to be successful thereafter will be dependent in large part upon the efforts of our key personnel, including our officers and directors.

Our ability to successfully effect a business transaction is dependent upon the efforts of our key personnel. Our key personnel will also be officers, directors, key personnel and/or members of other entities, to whom we anticipate we will have access on an as needed basis, although such personnel may not be able to devote sufficient time, effort or attention to us when we need it. None of our key personnel, including our executive officers, will have entered into employment or consultant agreements with us.

Our officers and directors may allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. These conflicts could impair our ability to consummate an initial business transaction.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. Our executive officers and directors are engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs. If the other business affairs of our key personnel require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could impair our ability to consummate an initial business transaction. These conflicts may not be resolved in our favor.

Our officers and directors owe fiduciary or similar duties to certain other entities and may be required to present a particular business opportunity to such other entities. Accordingly, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors are affiliated with other entities, and hold positions in such other entities that give rise to fiduciary and other similar duties to such other entities. For example, Mr. Rapp, our Chairman, is the chairman of BCM, a registered broker-dealer, and is also a director of Omtool, Ltd., a provider of document and information handling solutions that control the enterprise document lifecycle. As such, Mr. Rapp is obligated to present corporate opportunities relating to the broker-dealer business and enterprise document and information handling solutions business to BCM and Omtool, Ltd., respectively, prior to presenting such opportunities to us. Mr. Wagenheim is the Vice Chairman of BCM and owes fiduciary duties to BCM similar to those of Mr. Rapp. In addition, Messrs. Rapp and Wagenheim are officers and directors of Committed Capital Acquisition Corporation III, which is a shell company.

Due to these affiliations, and their obligations to such affiliated organizations, our officers and directors have obligations to present potential business opportunities to those entities prior to presenting them to us, which could cause conflicts of interest. Accordingly, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor. Furthermore, our amended and restated certificate of incorporation provides that the corporate opportunity doctrine will not apply to any of our officers or directors in respect of existing and future fiduciary duties or contractual obligations that they may owe to third parties due to relationships and agreements with such third parties that exist on the date on which the amended and restated certificate of incorporation is filed with the Secretary of State of the State of Delaware. Such conflicts may have an adverse effect on our ability to consummate an initial business transaction.

Our management may negotiate employment or consulting agreements with a target business in connection with our potential initial business transaction. These agreements may provide for them to receive compensation following our initial business transaction and, as a result, may cause them to have conflicts of interest in determining whether such initial business transaction is in the best interest of our public stockholders.

Our management may not be able to remain with the company after the consummation of our initial business transaction unless they are able to negotiate employment or consulting agreements in connection with our initial business transaction. If, as a condition to a potential initial business transaction, our existing officers negotiate to be retained after the consummation of our initial business transaction, such negotiations may result in a conflict of interest. Such negotiations would take place simultaneously with the negotiation of our initial business transaction and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of our initial business transaction. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with us after the consummation of our initial business transaction will not be the determining factor in our decision as to whether or not we will proceed with any potential initial business transaction. In making the determination as to whether current management should remain with us following our initial business transaction, we will analyze the experience and skill set of the target business’s management and negotiate as part of our initial business transaction that our existing officers and directors remain if it is believed to be in the best interests of the combined company after the consummation of our initial business transaction.

We will only have a limited ability to evaluate the management of the target business.

We intend to closely scrutinize the management of the target business; however, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various operational issues which may adversely affect our operations.

We may engage in an initial business transaction with one or more target businesses that have relationships or are affiliated with our initial stockholders, directors or officers, which may raise potential conflicts.

We may engage in an initial business transaction with one or more target businesses that have relationships or are affiliated (as defined in Rule 405 promulgated under the Securities Act) with our initial stockholders, directors or officers, which may raise potential conflicts. Also, the completion of our initial business transaction between us and an entity owned by a business in which one of our directors, officers or initial stockholders may have an interest could enhance their prospects for future business from such client. To minimize potential conflicts of interest, we have agreed not to consummate, and our amended and restated certificate of incorporation provides that we may not consummate, an initial business transaction with a target business that is affiliated with our initial stockholders, directors or officers or any of our or their affiliates unless we obtain an opinion from an independent investment banking firm that is a member of FINRA that our initial business transaction is fair to our stockholders from a financial point of view.

Since our initial stockholders will lose their entire investment in us if our initial business transaction is not consummated and may be required to pay costs associated with our liquidation and our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business transaction.

As of March 27, 2015, our initial stockholders, including our officers and directors, own an aggregate of 28,375,000 initial shares of common stock, a portion of which will be subject to forfeiture, including 162,763 initial shares to be forfeited based on the exercise of less than 100% of the underwriters’ over-allotment option related to the offering. Immediately after our initial public offering but prior to the consummation of our initial business transaction and the issuance of any placement shares, our initial stockholders will beneficially own 28,375,000 initial shares (including the 162,763 shares to be forfeited), representing 78.7% of our outstanding common stock. Immediately following the warrant expiration time, assuming: the full exercise of the public warrants, the consummation of our initial business transaction, the issuance of the placement shares, our initial stockholders do not purchase any public shares in the open market and that no shares of common stock are issued to the target in connection with our initial business transaction, our initial stockholders will beneficially own 3,250,000 initial shares, representing 20.0% of our issued and outstanding common stock. Additionally, assuming a $5,000,000 private placement and that all such placement shares (1,000,000) are purchased by our initial stockholders, at such time our initial stockholders will own an aggregate of 4,250,000 shares of our common stock, representing 26.2% of our issued and outstanding common stock at such time.

Our initial stockholders have waived their rights to receive distributions with respect to the initial shares upon our liquidation if we are unable to consummate our initial business transaction. Accordingly, the initial shares will be worthless if we do not consummate our initial business transaction. In the event we are forced to liquidate, BCM and/or Mr. Rapp has agreed to advance us the entire amount of the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $30,000) and has agreed not to seek repayment for such expenses. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target for our initial business transaction and completing our initial business transaction. Consequently, the discretion of our officers and directors in identifying and selecting a suitable target for our initial business transaction may result in a conflict of interest when determining whether the terms, conditions and timing of a particular initial business transaction are appropriate and in the best interest of our public stockholders.

The requirement that we complete our initial business transaction by the 24 month anniversary of the effectivess of our registration statement may give potential target businesses leverage over us in negotiating an initial business transaction and may decrease our ability to conduct due diligence on potential initial business transaction targets as we approach our deadline, which could undermine our ability to consummate our initial business transaction on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning an initial business transaction will be aware that we must consummate our initial business transaction by the 24 month anniversary of the effectivess of our registration statement. Consequently, such target businesses may obtain leverage over us in negotiating an initial business transaction, knowing that if we do not complete our initial business transaction with that particular target business, we may be unable to complete an initial business transaction with any target business. This risk will increase as we get closer to the deadlines described above. In addition, we may have limited time to conduct due diligence and may enter into an initial business transaction on terms that we would have rejected upon a more comprehensive investigation.

The requirement that we complete an initial business transaction by the 24 month anniversary of the effectivess of our registration statement may motivate our officers and directors to approve an initial business transaction that is not in the best interests of stockholders.

Each of our officers and directors may receive reimbursement for out-of-pocket expenses incurred by him in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable initial business transactions targets. The funds for such reimbursement will be provided from the interest earned on the amount held in trust and loans provided to us from BCM and its affiliates. In the event that we do not effect an initial business transaction, then any expenses incurred by such individuals in excess of the interest earned on the amount held in trust and loans provided to us from BCM and its affiliates will not be repaid and we will liquidate. On the other hand, if we complete a business transaction within such time period, those expenses will be repaid by the target business from the funds in the trust account. Consequently, our officers and directors may have a conflict of interest when determining whether the terms, conditions and timing of a particular initial business transaction are appropriate and in the best interest of our public stockholders. In addition, all the expenses associated with the Offering and expenses which we may incur related to the investigation and selection of a target business and the negotiation of an agreement to acquire a target business prior to the consummation of our initial business transaction have been or will be funded by BCM and its affiliates via loans to us and interest earned on the amount in the trust account. All BCM and BCM affiliate loans are and will be on terms that waive any and all rights to the funds in the trust account. Since BCM and its affiliates may not be repaid unless an initial business transaction is consummated, our directors, who are affiliated with BCM, may have a conflict of interest in determining whether a particular target business is appropriate to effect an initial business transaction.

Our securities are quoted on the OTC Bulletin Board and OTC Markets Pink Sheets, which will limit the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or another national exchange.

Our units, common stock and warrants are traded in the over-the-counter market and are quoted on the OTC Bulletin Board, a FINRA-sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market and the Pink Sheets operated by OTC Markets. Quotation of our securities on the OTC Bulletin Board will limit the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or another national securities exchange. Lack of liquidity will limit the price at which our stockholders may be able to sell our securities or our stockholders’ ability to sell our securities at all.

An active market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to our reports of operating losses, one or more potential business transactions, including our initial business transaction, the filing of periodic reports with the SEC, and general market and economic conditions. An active trading market for our securities may never develop or, if one does develop, it may not be sustained. In addition, the price of the securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Our stockholders may be unable to sell their securities unless a market can be established and sustained.

We cannot assure you that our common stock will become listed on a securities exchange and the failure to do so may adversely affect your ability to dispose of our common stock in a timely fashion.

The New York Stock Exchange, the NYSE MKT and the Nasdaq Stock Market amended their listing rules to restrict the ability of companies that have completed reverse mergers to list their securities on such exchanges. In order to become eligible to list their securities on such exchanges, reverse merger companies must have had their securities traded on an over-the-counter market for at least one year, maintained a closing price of $4.00 or higher for not less than 30 of the most recent 60 days prior to the filing of an initial listing application and prior to listing, and timely filed with the SEC all required reports since the consummation of the reverse merger, including one annual report containing audited financial statements for a full fiscal year commencing after the date of the filing of the Form 8-K containing the company’s Form 10 information. As such, we may not be able to satisfy the initial listing standards of the New York Stock Exchange, NYSE MKT or Nasdaq exchanges in the foreseeable future or at all. Even if we are able to list our common stock on such exchanges, we may not be able to maintain a listing of the common stock on such stock exchange.

We will likely complete only one business transaction with the proceeds of the Offering held in the trust account. As a result, our operations will depend on a single business and we will be exposed to higher risk than other entities that have the resources to complete several transactions.

We may not be able to acquire more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. Additionally, we may encounter numerous logistical issues if we pursue multiple target businesses, including the difficulty of coordinating the timing of negotiations, notice disclosure and closings. We may also be exposed to the risk that our inability to satisfy conditions to closing with one or more target businesses would reduce the fair market value of the remaining target businesses in the combination. Due to these added risks, we are more likely to choose a single target business with which to pursue an initial business transaction rather than multiple target businesses. Unless we combine with a target business in a transaction in which the purchase price consists substantially of common stock and/or preferred stock, it is likely we will complete only one business transaction with the proceeds of the Offering. Accordingly, the prospects for our success may depend solely on the performance of a single business. If this occurs, our operations will be highly concentrated and we will be exposed to higher risk than other entities that have the resources to complete several business transactions, or that operate in diversified industries or industry segments.

Unlike most other blank check companies, the provisions of our amended and restated certificate of incorporation may be amended with the approval of at least 65% of our outstanding common stock.

Most blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business transaction activity, without approval by a certain percentage of the company’s stockholders. Typically, an amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions, including those related to pre-business transaction activity, may be amended if approved by at least 65% of our outstanding common stock.

As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business transaction activities more easily than other blank check companies, and this may increase our ability to consummate an initial business transaction with which our stockholders do not agree. However, we and our initial stockholders have agreed not to take any action to amend or waive any provision of our amended and restated certificate of incorporation to allow us not to redeem our public shares if we do not complete our initial business transaction within 24 months from the date of effectiveness of the registration statement.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business transaction, which may adversely affect our leverage and financial condition.

In order to meet our working capital needs following the consummation of the Offering and before our initial business transaction, BCM and/or its affiliates have agreed to loan us funds, from time to time, of up to $2,000,000. However, though we have no commitments to issue any other notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete an initial business transaction. The incurrence of debt could result in:

•	the default and foreclosure on our assets if our operating cash flow after an initial business transaction is insufficient to pay our debt obligations;

•	the acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt arrangement contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	covenants that limit our ability to acquire capital assets or make additional acquisitions;

•	our inability to obtain additional financing, if necessary, if the debt arrangement contains covenants restricting our ability to obtain additional financing while such debt is outstanding;

•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Our initial stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

It is anticipated that our initial stockholders will beneficially own a substantial proportion of our issued and outstanding shares of common stock at all times through the expiration of their lockup provisions. This ownership interest, together with any other acquisitions of our shares of common stock, could allow our initial stockholders to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after the consummation of our initial business transaction. Depending on the circumstances, our initial stockholders may be able to continue to exert significant control over us even after we complete our initial business transaction.

We may not have an effective registration statement for the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at the time when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants.

Under the terms of the warrant agreement, we have agreed to use our best efforts to file a post-effective amendment or new registration statement under the Securities Act covering the shares of common stock underlying the public warrants and maintain a current prospectus relating to such shares after the completion of our initial business transaction and to use our best efforts to take such action as is necessary to register or qualify for sale, in those states in which the warrants were initially offered by us, the shares issuable upon exercise of the warrants, to the extent an exemption is not available. We cannot assure you that we will be able to do so. No warrant will be exercisable and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless there is an effective registration statement and the issuance of the shares upon such exercise is registered and qualified under the securities laws of the state of the exercising holder, unless an exemption is available. In no event will we be required to issue cash, securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units.

We may be unable to obtain additional financing, if required, to complete an initial business transaction or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular initial business transaction.

We believe that the proceeds of the Offering currently held in trust $40,000,000 and the private placement ($5,000,000) will be sufficient to allow us to consummate an initial business transaction. However, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Offering and private placement prove to be insufficient, either because of the size of our initial business transaction or the depletion of the available net proceeds in search of a target business, and if we are unable to secure further loans from BCM and/or its affiliates or our initial stockholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business transaction, we would be compelled to either restructure the transaction or abandon that particular business transaction and seek an alternative target business candidate. Except for the private placement, none of our officers, directors or initial stockholders are required to provide any financing to us in connection with or after our initial business transaction.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect an initial business transaction.

In connection with the Offering, we issued warrants to purchase up to 4,000,000 shares of common stock. To the extent we issue shares of common stock to effect an initial business transaction, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete our initial business transaction. Therefore, our warrants may make it more difficult to effectuate an initial business transaction or increase the cost of acquiring the target business.

An investor will only be able to exercise a warrant if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Because the exemptions from qualification in certain states for resales of warrants and for issuances of common stock by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of common stock upon an exercise and the holder will be precluded from exercise of the warrant. As a result, the warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of a majority of the then outstanding public warrants.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to extend the exercise period, reduce the exercise price, cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding public warrants in order to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in an adverse way to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least a majority of the then outstanding warrants is unlimited, examples of such adverse amendments could be amendments to increase the exercise price of the warrants or decrease the number of shares of our common stock purchasable upon exercise of a warrant, among other things.

Because each warrant is exercisable for only one-half of one share of our common stock, the units may be worth less than units of other blank check companies.

Each warrant is exercisable for one-half of one share of common stock. No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. This is different from other blank check companies similar to ours whose units include one share of common stock and one warrant to purchase one whole share. This unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

Since our initial stockholders have a lower cost basis in their investment in us than our public stockholders, a conflict of interest may arise in determining whether a particular target business is appropriate for our initial business transaction.

From May 19, 2011 to February 10, 2014, we sold an aggregate of 28,375,000 shares of common stock to our initial stockholders for an aggregate purchase price of $25,050, or an average of $0.001 per share. Since our public stockholders will be purchasing our units in the Offering at a per-unit price of $5.00, a conflict of interest may arise because our initial stockholders have a lower cost basis in their investment. As a result, our initial stockholders could profit from our initial business transaction even though such initial business transaction may be unprofitable for public stockholders.

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors will be divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our staggered board of directors may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. It is also unlikely that there will be an annual meeting of stockholders to re-elect existing directors or elect new directors prior to the consummation of a business transaction, in which case all of the current directors will continue in office until at least the consummation of the initial business transaction. Moreover, our board of directors has the ability to designate the terms of an issue new series of preferred stock without stockholder approval.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Sections 1-02 and 2-02 of Regulation S-X and Item 308 of Regulation S-K require the expression of a single opinion directly on the effectiveness of our internal control over financial reporting from our independent registered public accounting firm. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three-year period or revenues exceeds $1 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these provisions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

We do not currently intend to hold an annual meeting of stockholders until after our consummation of an initial business transaction.

We do not currently intend to hold an annual meeting of stockholders until after we consummate an initial business transaction, and thus may not be in compliance with Section 211(b) of the Delaware General Corporation Law, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of an initial business transaction, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the Delaware General Corporation Law.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business transaction, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in the Offering, our initial stockholders and private placement investors and their permitted transferees can demand that we register the initial shares and placement shares. The registration rights will be exercisable at any time commencing upon the date that such shares are released from transfer restrictions. We will bear the cost of registering these securities.

The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business transaction more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our initial stockholders are registered.

Because of our limited resources and the significant competition for business transaction opportunities, it may be more difficult for us to complete an initial business transaction. If we are unable to complete our initial business transaction, our public stockholders may receive only $5.00 per share on our redemption, which may be less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Offering in the trust account, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating an initial business transaction. If we are unable to complete our initial business transaction, our public stockholders may receive only $5.00 per share on our redemption, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $5.00 per share on the redemption of their shares. See “— Public stockholders may receive less than their pro rata share of the trust account upon redemption due to claims of creditors.”

We are a “voluntary filer” with the SEC which may reduce the information you have access to regarding our company.

We are a "voluntary filer" with the SEC and are not required by the rules and regulations of the SEC to continue filing current and periodic reports. In accordance with the terms of the underwriting agreement entered into with the underwriters in connection with our initial public offering, we file an annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K in a manner that complies in all material respects with the requirements specified in such form. However, we are not a fully reporting company that is subject to review under Section 408 of the Sarbanes-Oxley Act of 2002 and are not subject to certain other statutory provisions. Furthermore, we are not subject to the going private rules and certain tender offer regulations, and the beneficial holders of our securities do not need to report on acquisitions or dispositions of our securities or their plans regarding their influence and control over our company, nor are we required to distribute proxy materials in connection with our annual meeting. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act exempted issuers other than large accelerated filers and accelerated filers from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. Finally, our securities are not listed on an exchange and, accordingly, we are not subject to the corporate governance requirements set forth in the listing rules of The NASDAQ Stock Market, the New York Stock Exchange or any other exchange. Therefore, our status as a voluntary filer reduces investors' rights to access significant information regarding us and our controlling stockholders and limits the governance requirements to which we are subject.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We currently maintain our executive offices at 712 Fifth Avenue, 22nd Floor, New York, New York 10019, which space is rented from BCM. We currently do not have a policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.	LEGAL PROCEEDINGS

As of March 30, 2015, there was no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, warrants, and units are each traded on the OTC Bulletin Board and on the Pink Sheets under the symbols CCAQ, CCAQW and CCAQU, respectively. Our units commenced public trading on April 11, 2014, and our common stock and warrants commenced public trading on May 5, 2014. The following table includes the high and low bids for our units, common stock and warrants for the calendar quarter indicated:

	Fiscal Year
	2014
	Units(1)		Common Stock(2)		Warrants(2)
	High	Low	High	Low	High	Low

First Quarter	(1)	(1)	(3)	(3)	(3)	(3)
Second Quarter	5.21	5.00	(4)	(4)	(5)	(5)
Third Quarter	5.25	5.00	(4)	(4)	(5)	(5)
Fourth Quarter (1)	5.00	4.50	4.90	4.50	(5)	(5)

(1) Our units were quoted on the OTCBB and Pink Sheets on April 11, 2014 and, therefore, there are no bid prices for our units for the first quarter of 2014.

(2) Our common stock and warrants were quoted on the OTCBB and Pink Sheets on May 5, 2014.

(3) Our common stock and warrants were not available to be traded during the 1st quarter of 2014.

(4) Our common stock did not trade during the 2nd and 3rd quarters of 2014, therefore, pricing information is unavailable.

(5) Our warrants did not trade during the period May 5, 2014 to December 31, 2014, therefore, pricing information is unavailable.

Holders

As of March 27, 2015, there were 33 holders of record of our common stock, 1 holder of record of our warrants and 2 holders of record of our units.

Dividends

The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the three months ended December 31, 2014.

No securities have been issued for services. Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Issuer Purchases of Equity Securities

None.

Item 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with our financial statements, together with the notes to those statements, included elsewhere in this Report. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

We are a blank check company formed on May 18, 2011 for the purpose of acquiring one or more operating businesses or assets through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction. We intend to use cash from the proceeds of the Offering, our capital stock, incurred debt, or a combination of cash, capital stock and debt, in effecting our initial business transaction. The issuance of additional shares of our capital stock:

•	may significantly reduce the equity interest of investors in the Offering;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to the holders of our common stock;

•	may likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock and/or warrants.

Similarly, if we incur substantial debt, it could result in:

•	default and foreclosure on our assets if our operating cash flow after a business transaction is insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	covenants that limit our ability to acquire capital assets or make additional acquisitions;

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding;

•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations

Through December 31, 2014, our efforts have been limited to organizational activities, activities relating to the Offering and our search for an initial business transaction. No revenue has been generated for the year ended December 31, 2014. It is unlikely we will have any revenues unless we are able to effect an initial business transaction with an operating company, of which there can be no assurance. Our current plan of operation consists solely of our search to identify suitable candidates for our initial business transaction.

Since the closing of the Offering, the gross proceeds have been held in a trust account. The trust account may be invested in U.S. "government securities," defined as any Treasury Bill or equivalent securities issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of an initial business transaction or (ii) the distribution of the trust account as described elsewhere in this Annual Report.

Shortly after the closing of the Offering, the proceeds held in the trust account were invested in an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940. The value of the trust account was $40,006,651 as of December 31, 2014.

For the year ended December 31, 2014, we had a net loss of $480,609, consisting of expense due to our activities in relation to the search for an initial business transaction, expenses due to the preparation and filing of our reports with the SEC, franchise tax and the Offering. This compares with a net loss of $568 for the year ended December 31, 2013, consisting of minimal operating expenses.

We will not generate any operating revenues until after the consummation of our initial business transaction, at the earliest. We will continue to generate non-operating income in the form of interest income on cash and cash equivalents in the trust account. We expect to incur increased expenses throughout 2015 as a result of activities relating to our initial business transaction, including due diligence expenses. As we expect to continue to generate net losses, we do not anticipate incurring substantial income or other tax expense (other than state franchise taxes) until the consummation of our initial business transaction, at the earliest.

Liquidity and Capital Resources

As of December 31, 2014, we had assets equal to $40,041,963, comprised of cash, cash in the trust account and prepaid expenses. This compares with assets of $243,720, comprised of cash and deferred offering costs as of December 31, 2013. Our current liabilities as of December 31, 2014 totaled $849,683, comprised of accounts payable and accrued expenses, accrued franchise taxes, promissory notes issued to BCM and advances from BCM and/or its affiliated persons. This compares to our current liabilities as of December 31, 2013 of $229,230, comprised of accounts payable and accrued expenses and notes and advances.

As of December 31, 2014, we owed BCM and its affiliates an aggregate of $587,166, comprised of promissory notes in the amount of $112,500 and advances of $474,666. The notes are payable upon the consummation of our initial business transaction, bear no interest and contain a waiver of any and all rights to the funds in the trust account. The advances bear no interest and are payable upon the consummation of our initial business transaction. Following the closing of the Offering and prior to the consummation of our initial business transaction, BCM has agreed to advance the Company funds from time to time of up to $2,000,000, including the amounts above, under an Expense Advancement Agreement discussed further below and in Notes 1 and 4 to the financial statements. The funds may alternately come directly from BCM's affiliates.

Cash flows used in operating activities for the years ended December 31, 2014 and 2013, were approximately $243,279 and $568, respectively.

We intend to use substantially all of the funds held in the trust account (net of taxes and amounts released to us for working capital purposes) and proceeds from the private placement to consummate our initial business transaction. We estimate our annual Delaware and New York State and City franchise tax obligations, based on the number of shares of our authorized and outstanding capital stock to be approximately $230,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate our initial business transaction, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We believe that interest earned on the funds in the trust account released to us for working capital purposes, if any, and proceeds of the advances provided to us from BCM and/or its affiliates, and cooperation from our professional service providers will be sufficient to allow us to operate for 24 months from the effectivess of our registration statement, assuming that a business combination is not consummated during that time. All the expenses relating to the Offering were funded by proceeds from loans and advances from BCM. Prior to the consummation of our initial business transaction, in order to fund all expenses relating to investigating and selecting a target business, negotiating an acquisition agreement and consummating such acquisition and our other working capital requirements, BCM has agreed to advance us funds from time to time, or at any time, up to $2,000,000. Alternately, these advances may come directly from BCM's affiliates. All these advances will be due and payable upon the completion of our initial business transaction and will be on terms that waive any and all rights to the funds in the trust account. We can provide no assurance that we can continue to satisfy our cash requirements for at least the next twelve months.

The terms of such loans and advances will not have any recourse against the trust account nor pay any interest prior to the consummation of our business transaction and be no more favorable than could be obtained by a third party.

We do not believe we will need to raise additional funds other than the loans and advances provided or to be provided to us from BCM and/or its affiliates until the consummation of our initial business transaction to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business transaction that is presented to us. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business transaction. Our initial stockholders and their designees will purchase 1,000,000 shares of our common stock at $5.00 per share in a private placement to occur concurrently with the closing of our initial business transaction for gross proceeds of $5,000,000; provided, however, that except for Michael Rapp and Philip Wagenheim or their respective designees, none of the initial stockholders will be obligated to purchase shares of common stock (or securities convertible into common stock) in the private placement. Our board of directors will have the ability to increase the size of the private placement at its discretion.

In the event that we do not consummate an initial business transaction, the proceeds held in the trust account will be distributed to our public stockholders.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The net proceeds of the Offering, including amounts in the trust account, will be invested in U.S. government securities with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page F-1 of this Annual Report and is incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls and Procedures

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, uses or dispositions of our assets that could have a material effect on the financial statements.

As of December 31, 2014, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permits us to provide only management’s report in this annual report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during our last fiscal quarter of the year ended December 31, 2014, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers as of the date of this Annual Report are as follows:

Name	Age	Position	Term
Michael Rapoport (a/k/a Michael Rapp)	47	Chief Executive Officer and Chairman	May 19, 2011 through present
Philip Wagenheim	44	President, Secretary and Director	May 19, 2011 through present

Michael Rapp is our Chief Executive Officer and Chairman of our board of directors. Mr. Rapp has over 24 years of experience in the financial industry and is the co-founder and chairman of Broadband Capital Management LLC since 2000. BCM is a boutique investment bank and broker-dealer which has arranged financings, provided advisory services for, invested in, and has held interests in a diverse portfolio of high-growth companies. BCM has led numerous initial public offerings and private placements and has also specialized in providing its clients solutions with regard to accessing the capital markets through non-traditional methods such as SPACs and reverse mergers. From February 2009, Mr. Rapp has also served as a member of the board of directors of Omtool, Ltd. From March 2006 until October 2013, Mr. Rapp served as the president and chairman of Committed Capital Acquisition Corporation, a blank check company that consummated a business combination with The One Group, LLC and is quoted on the OTCQB under the symbol “STKS”. Prior to co-founding BCM in 2000, Mr. Rapp was a managing director and co-founder of Oscar Gruss & Son’s Private Client Group beginning in 1997. From 1994 through 1997, Mr. Rapp worked at PaineWebber serving as a senior vice president of investments. From 1990 to 1994, Mr. Rapp worked at Prudential Securities serving as a senior vice president of investments. Mr. Rapp received his Bachelor of Arts degree in psychology from the University of Michigan-Ann Arbor in 1989. Mr. Rapp’s given surname is Rapoport, however, he uses the alias “Rapp” because it is a short and convenient name to use for business purposes.

As our chairman, Mr. Rapp will have general supervision and control of our activities, including matters relating to the initial business transaction, subject to the ultimate authority of our board of directors, and shall be responsible for the execution of the policies of our board of directors with respect to such matters. Mr. Rapp’s experience, qualifications, attributes and skills that led to the conclusion that he should serve as chairman of our board of directors include his background of 24 years in the financial industry, and his substantial experience in identifying and investing in a wide variety of businesses.

Philip Wagenheim is our President, Secretary and a director. Mr. Wagenheim has over 20 years of experience in the financial industry and is currently the vice chairman of BCM. From March 2006 until October 2013, Mr. Wagenheim has served as the secretary and director of Committed Capital Acquisition Corporation, a blank check company that consummated a business combination with The One Group, LLC and is quoted on the OTCQB under the symbol “STKS”. Prior to co-founding BCM in 2000, Mr. Wagenheim was a managing director and co-founder of Oscar Gruss & Son’s Private Client Group in 1997. From 1994 to 1997, Mr. Wagenheim worked at PaineWebber and from 1992 to 1994, Mr. Wagenheim worked at Prudential Securities. Mr. Wagenheim received his degree in Business Administration from the University of Miami in 1992. Mr. Wagenheim’s experience, qualifications, attributes and skills that led to the conclusion that he should serve on our board of directors include his experience as a co-founder and vice-chairman of BCM, his other business experience and education.

Time Commitment of Executive Officers

Our two executive officers will provide their services to us only on a part time basis. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. However, we expect our executive officers to devote a reasonable amount of time to our business based on our circumstances at such time, though there is no guarantee that they will or will be able to make such commitment at any particular time. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the initial business transaction and the stage of the initial business transaction process we are in. Accordingly, once our management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the initial business transaction (and consequently spend more time on our affairs) than they would prior to locating a suitable target business. We expect our executive officers to devote a reasonable amount of time to our business.

Number and Terms of Office of Directors

We currently have two members of our board of directors. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class serving a two-year term. The term of office of the first class of directors, consisting of Philip Wagenheim, will expire at the first annual meeting of stockholders. The term of office of the second class of directors, consisting of Michael Rapp, will expire at the second annual meeting of stockholders. These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating our initial business transaction. Collectively, through their positions described above, our directors have extensive experience in the private equity businesses.

We do not currently intend to hold an annual meeting of stockholders until after we consummate our initial business transaction, and thus may not be in compliance with Section 211(b) of the Delaware General Corporation Law. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of an initial business transaction, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the Delaware General Corporation Law.

Director Independence

Since our securities are quoted on the Over-the-Counter Bulletin Board and Pink Sheets, we do not intend to establish a board of directors comprised of a majority of independent directors until after we consummate our initial business transaction.

Board Committees

Our board of directors intends to establish an audit committee and a compensation committee upon consummation of our initial business transaction. At that time, our board of directors intends to adopt charters for these committees. Prior to such time, we do not intend to establish either one. Accordingly, there will not be a separate committee comprised of some members of our board of directors with specialized accounting and financial knowledge to meet, analyze and discuss solely financial matters concerning prospective target businesses. Our whole Board of Directors acts as the audit committee. We do not believe a compensation committee is necessary prior to our initial business transaction as there will be no salary, fees or other compensation being paid to our officers or directors prior to our initial business transaction other than as disclosed in this Annual Report.

Code of Conduct

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws.

Conflicts of Interest

Investors in our company should also be aware of the following potential conflicts of interest:

•	None of our officers or directors is required to commit his full time to our affairs and, accordingly, each may have conflicts of interest in allocating his time among various business activities. None of our other initial stockholders are obligated to commit any time to our affairs.

•	Our officers and directors are affiliated with other entities, and hold positions in such entities that give rise to fiduciary and similar duties to such other entities. Accordingly, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Such officers and directors may become subject to conflicts of interest regarding us and other business ventures in which they may be involved, which conflicts may have an adverse effect on our ability to consummate an initial business transaction.

•	As of March 27, 2015, our initial stockholders, including our officers and directors, own an aggregate of 28,375,000 initial shares (including 162,763 initial shares to the forfeited based on the exercise of less than 100% of the underwriters’ over-allotment option in connection with the Offering), a portion of which will be subject to forfeiture immediately following the warrant expiration time, assuming: the full exercise of the public warrants, the consummation of our initial business transaction, the issuance of the placement shares, that our initial stockholders do not purchase any public shares in the open market and that no shares of common stock are issued to the target in connection with our initial business transaction, our initial stockholders will beneficially own 3,250,000 initial shares, representing 20.0% of our issued and outstanding common stock.

Additionally, assuming a $5,000,000 private placement and that all such placement shares (1,000,000) are purchased by our initial stockholders, at such time our initial stockholders will own an aggregate of 4,250,000 shares of our common stock, representing 26.2% of our issued and outstanding common stock. All of the initial shares not subject to forfeiture will be released from transfer restrictions if our initial business transaction is successfully completed. Since our officers and directors may own securities which will become worthless or be forfeited if our initial business transaction is not consummated, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate to effect an initial business transaction.

•	All of the expenses associated with the Offering and up to $2,000,000 of expenses which we may incur related to the investigation and selection of a target business and the negotiation of an agreement to acquire a target business after the Offering but prior to the consummation of our initial business transaction have been or will be funded by via loans and advances to us. All such loans and advances from BCM and/or its affiliates will be on terms that waive any and all rights to the funds in the trust account. Since BCM and/or its affiliates may not be repaid unless our initial business transaction is consummated, our directors, who are affiliated with BCM, may have a conflict of interest in determining whether a particular target business is appropriate to effect an initial business transaction.

•	If our management negotiates to be retained post-initial business transaction as a condition to any potential initial business transaction, their financial interests, including compensation arrangements, could influence their motivation in selecting, negotiating and structuring a transaction with a target business, and such negotiations may result in a conflict of interest.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

As a result of multiple business affiliations, our officers or directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor. Furthermore, our amended and restated certificate of incorporation provides that the corporate opportunity doctrine will not apply to any of our officers or directors in respect of existing and future fiduciary duties or contractual obligations that they owed to third parties due to relationships and agreements with such third parties that existed on the date on which the amended and restated certificate of incorporation was filed with the Secretary of State of the State of Delaware.

Below is a table summarizing the companies to which our officers and directors owe fiduciary obligations that would conflict with their fiduciary obligations to us, all of which would have to (i) be presented with appropriate potential target businesses by our officers or directors, and (ii) reject the opportunity to acquire such potential target business, prior to their presentation of such target business to us:

Individual	Entity	Affiliation
Michael Rapp	Broadband Capital Management LLC	Chairman
	Omtool, Ltd.	Director
Philip Wagenheim	Broadband Capital Management LLC	Vice-Chairman

Mr. Rapp, our Chairman, is the chairman of BCM, a registered broker-dealer, and is also a director of Omtool, Ltd., a provider of document and information handling solutions that control the enterprise document lifecycle. As such, Mr. Rapp is obligated to present corporate opportunities relating to the broker-dealer business and enterprise document and information handling solutions business to BCM and Omtool, Ltd., respectively, prior to presenting such opportunities to us. Mr. Wagenheim is the Vice Chairman of BCM and owes fiduciary duties to BCM similar to those of Mr. Rapp.

Although we do not intend to enter into an initial business transaction with a target business that is affiliated with our initial stockholders, directors or officers, or any of our affiliates (including BCM), we are not prohibited from doing so. In the event we enter into such a transaction, we will obtain an opinion from an independent investment banking firm that is a member of FINRA that such an initial business transaction is fair to our stockholders from a financial point of view. Furthermore, in no event will any of our initial stockholders, including our officers and directors, or any of their respective affiliates, be paid any finder’s fee, consulting fee or any other form of compensation, prior to, or for any services they render in connection with, the consummation of an initial business transaction. However, upon the closing of our initial business transaction, our board of directors will have the sole discretion to determine the number of initial shares to be forfeited by each of our initial stockholders. As a result, certain of our initial stockholders may forfeit a lesser number of their initial shares than other initial stockholders if our board of directors determines that such individuals played a more prominent role in identifying, evaluating and closing an initial business transaction.

Family Relationships

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

Involvement in Certain Legal Proceedings.

There is no litigation currently pending or, to our knowledge, contemplated against us, our initial stockholders or any of our officers or directors in their capacities as such.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, officers and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2014 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Item 11.	EXECUTIVE COMPENSATION

Compensation for Officers and Directors

No initial stockholder, executive officer or director has received any cash payments of any kind for services rendered. Furthermore, in no event will any of our initial stockholders, including our officers or directors, or any of our or their respective affiliates be paid any finder’s fee, consulting fee or any other cash payments or issued any securities of our company, prior to, or for any services they render in connection with, the consummation of our initial business transaction. However, upon the closing of our initial business transaction, our board of directors will have the sole discretion to determine the number of initial shares to be forfeited by each of our initial stockholders. As a result, certain of our initial stockholders may forfeit a lesser number of their initial shares than other initial stockholders if our board of directors determines that such individuals played a more prominent role in identifying, evaluating and closing an initial business transaction. As we are unable to predict what industry our initial business transaction will be in, we are unable to make the determination of whose skills, contacts and knowledge base will be best suited to help us until after we consummate the initial business transaction. Our board of directors will determine which of our initial stockholders is most likely to be helpful in the future growth of our post-initial business transaction efforts going forward. Retention of initial shares will, in significant part, be based on the board's assessment of the likely degree of future participation in such endeavors. The board will decide in its sole discretion which of the initial stockholders' prospective contributions to the post-initial business transaction business will likely be most beneficial. There is no assurance that any such stockholders will have specific expertise in the industry in which our initial business transaction is consummated. In such case, the board will evaluate potential usefulness of broadly based business expertise and relationships. In no event will the total number of initial shares held by the initial stockholders exceed 20.0% of our total issued and outstanding shares of common stock after giving effect to (i) a private placement of $5,000,000, (ii) any exercises of the public warrants, and (iii) any forfeitures of initial shares.

Our initial stockholders, including our officers and directors, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying prospective target businesses and performing due diligence on suitable initial business transactions. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Since none of our directors is deemed “independent”, we will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

After our initial business transaction, our executive officers and directors who remain with us may be paid consulting, management or other fees from the combined company. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely of independent directors or by a majority of the independent directors on our board of directors, in accordance with the rules of any securities exchange on which our shares of common stock may then be listed.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2015 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owners	Amount and nature of beneficial ownership	Percentage of outstanding common stock
Directors and Officers and 5% Beneficial Owners:
Michael Rapp(1,2) 712 Fifth Avenue New York, New York 10019	2,643,750	7.27%
Philip Wagenheim(1,2) 712 Fifth Avenue New York, New York 10019	731,250	2.01%
All directors and officers as a group (2 persons)	3,375,000	9.28%

(1)	Based on 36,375,000 shares of common stock outstanding as of March 27, 2015 (including 162,763 initial shares to the forfeited based on the exercise of less than 100% of the underwriters’ over-allotment option in connection with the Offering). The initial shares held by the stockholders named above will be subject to forfeiture as described in this Annual Report.

(2)	Each of Messrs. Rapp and Wagenheim own 0.22% and 0.22%, respectively, of the membership interests of Committed Capital Holdings II LLC. Mr. Rapp is the managing member of Committed Capital Holdings II LLC, and the 450,000 shares of our common stock beneficially owned by Committed Capital Holdings II LLC are included in the ownership numbers of Mr. Rapp because he holds voting and investment control over such shares of common stock. Based on their membership interests in Committed Capital Holdings II LLC, Messrs. Rapp and Wagenheim each have a pecuniary interest in 1,000 and 1,000 shares of our common stock owned by Committed Capital Holdings II LLC, respectively.

Forfeiture of Initial Shares

As of March 27, 2015, our initial stockholders collectively own an aggregate of 28,375,000 initial shares (including 162,763 initial shares to the forfeited based on the exercise of less than 100% of the underwriters’ over-allotment option in connection with the Offering). The initial shares will be subject to forfeiture in an amount such that the aggregate number of initial shares beneficially owned by our initial stockholders would equal 20.0% of our issued and outstanding common stock after giving effect to (i) a private placement and (ii) any exercises of the public warrants. If shares of common stock are issued in the initial business transaction, the initial shares will not be subject to any adjustment and the beneficial ownership of the initial stockholders, as a percentage of the outstanding shares of common stock, will decrease. All initial shares subject to forfeiture other than the shares subject to forfeiture relating to the exercise of the public warrants shall occur on or prior to the date of the completion of the initial business transaction. The forfeiture of the initial shares relating to the exercise of the public warrants shall occur as promptly as practicable after the warrant expiration time.

Our initial stockholders will be required to forfeit (i) up to 8,734,943 initial shares on a pro rata basis if the public warrants are not exercised in full, and (ii) up to an aggregate of 25,106,250 initial shares based on the contribution made by each of our initial stockholders in identifying and evaluating potential target businesses and consummating the initial business transaction. In respect of the 25,106,250 initial shares subject to forfeiture, our board of directors will have the sole discretion to decide how many initial shares will be forfeited by each initial stockholder. In determining the number of initial shares to be forfeited by each initial stockholder, our board of directors may take into account various factors including, but not limited to the individual effort that each initial stockholder provided in introducing us to the target of our initial business transaction, the role and involvement of each such person throughout the due diligence, negotiation and transaction process, and other contributions made by each such person in connection with our initial business transaction. As we are unable to predict what industry our initial business transaction will be in, we are unable to make the determination of whose skills, contacts and knowledge base will be best suited to help us until after we consummate the initial business transaction. Our board of directors will determine which of our initial stockholders is most likely to be helpful in the future growth of our post-initial business transaction efforts going forward. Retention of initial shares will, in significant part, be based on the board's assessment of the likely degree of future participation in such endeavors. The board will decide in its sole discretion which of the initial stockholders' prospective contributions to the post-initial business transaction business will likely be most beneficial. There is no assurance that any such stockholders will have specific expertise in the industry in which our initial business transaction is consummated. In such case, the board will evaluate potential usefulness of broadly based business expertise and relationships. The aggregate number of initial shares to be forfeited shall be determined by our board of directors based on our requirement that as a result of such forfeitures, after giving effect to (i) a private placement and (ii) any exercises of the public warrants, the initial shares beneficially owned by our initial stockholders collectively will be equal to 20.0% of our issued and outstanding shares of common stock.

Lockup of Initial Shares

All of the initial shares of common stock outstanding prior to the date of the Offering are subject to lockup provisions and, other than the initial shares subject to forfeiture based on the exercise of the public warrants, may not be transferred, sold or assigned, released from transfer restrictions until the earlier of (i) one year after the completion of our initial business transaction or earlier if, subsequent to our initial business transaction, the last sale price of our common stock equals or exceeds $7.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after our initial business transaction, or (ii) the date on which we consummate a liquidation, merger, stock exchange or other similar transaction after our initial business transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property; provided, however, that all or any part of the initial shares may be transferred in a permitted transfer. The initial shares subject to forfeiture based on the exercise of the public warrants will be released from transfer restrictions when all public warrants either have been exercised or expired. “Permitted transfers” include transfers (i) to our officers or directors, the initial stockholders or the private placement investors, to any affiliate of our officers or directors, the initial stockholders or the private placement investors, or to any immediate family member of our officers or directors, the initial stockholders or the private placement investors or their respective affiliates; (ii) by gift to a member of the immediate family of an initial stockholder or, if the initial stockholder is an entity, a member of the immediate family of a Member, or a trust, the beneficiary of which is an immediate family member of the initial stockholder or an immediate family member of a Member of the initial stockholder, or to an affiliate of the initial stockholder or a Member of the initial stockholder, or to a charitable organization; (iii) by virtue of the laws of descent and distribution upon death of an initial stockholder or a Member of the initial stockholder; (iv) pursuant to a qualified domestic relations order; (v) if the initial stockholder is an entity, by virtue of the laws of the state of formation of the initial stockholder or the organizational documents of the initial stockholder upon dissolution of the initial stockholder; (vi) in the event of our liquidation prior to the completion of the initial business transaction; or (vii) in the event that we consummate a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to the consummation of our initial business transaction; provided, however, that, in the case of clauses (i) through (v), such transferees enter into a written agreement with us agreeing to be bound by the transfer restrictions.

During the lockup period, our officers, directors, and initial stockholders will not be able to sell or transfer such securities except in a permitted transfer. Our officers, directors, initial stockholders and private placement investors will retain all other rights as a stockholder, including, without limitation, the right to vote such initial shares and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be subject to the lockup and will be released pro rata, in accordance with the initial shares. If we are unable to effect an initial business transaction, our initial stockholders will not receive any portion of the liquidation proceeds with respect to shares of common stock owned by it prior to the Offering.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Michael Rapp, our co-founder, Chief Executive Officer and Chairman, and Philip Wagenheim, our co-founder, President, Secretary and director, both serve as management of BCM, a registered broker-dealer. BCM was also the lead underwriter of the Offering.

On May 19, 2011, we sold an aggregate of 3,590,000 (as adjusted for the stock splits on February 4, 2012 and March 1, 2012) shares of common stock to Mr. Rapp and Mr. Wagenheim for an aggregate purchase price of $50, or $0.000015 per share. On March 1, 2012, immediately after the effectiveness of the 1.0637037-for-1 forward stock split, Mr. Wagenheim forfeited 215,000 initial shares to us for cancelation; therefore, 3,375,000 shares of common stock were outstanding.

On February 10, 2012 and March 5, 2012, we entered into promissory notes for $15,000 each with BCM. On April 23, 2012 we entered into a promissory note for $82,500 with BCM. The notes are payable upon the consummation of our initial business transaction, bear no interest and contain a waiver of any and all rights to the funds in the trust account resulting from the consummation of the Offering. Accordingly, the notes will become worthless and will not be repaid unless and until the consummation of our initial business transaction. In addition, we expect to enter into further notes with BCM to fund our expenses described herein.

All of the expenses associated with the Offering were funded to us by BCM. Following the consummation of the Offering and prior to the consummation of our initial business transaction, in order to fund all expenses relating to investigating and selecting a target business, negotiating an acquisition agreement and consummating such acquisition and our other working capital requirements, BCM and/or its affiliates have agreed to loan or advance us funds from time to time, or at any time, up to $2,000,000. All these loans will be due and payable upon the completion of our initial business transaction and will be on terms that waive any and all rights to the funds in the trust account.

In addition, in the event we are forced to liquidate, BCM has agreed to advance us the funds necessary to pay any and all costs involved or associated with the process of liquidation and the return of the funds in the trust account to our public stockholders (currently anticipated to be no more than approximately $30,000) and have agreed not to seek repayment for such expenses.

BCM and Mr. Rapp have agreed that each will be liable to us jointly and severally, if and to the extent that any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $5.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, BCM and Mr. Rapp will not be responsible to the extent of any liability for such third party claims. In the event that the proceeds in the trust account are reduced below $5.00 per share in the event we redeem our public shares for a per share pro rata portion of the trust account, or upon our liquidation and BCM and Mr. Rapp assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our directors would determine whether to take legal action against BCM and Mr. Rapp to enforce their indemnification obligations. While we currently expect that our directors would take legal action on our behalf against BCM and Mr. Rapp to enforce their indemnification obligations to us, it is possible that our directors in exercising their business judgment may choose not to do so in any particular instance. We have not, however, independently verified whether BCM and Mr. Rapp have sufficient funds to satisfy their indemnity obligations or asked BCM and Mr. Rapp to reserve for such indemnification obligations. As such, there is no assurance BCM and Mr. Rapp will be able to satisfy those obligations. Accordingly, we cannot assure our stockholders that due to claims of creditors the actual value of the (i) per share redemption price or (ii) per share liquidation price will not be less than $5.00 per share.

Our intial stockholders and/or their respective designees will purchase 1,000,000 shares of our common stock (or securities convertible into common stock) at $5.00 per share in a private placement to occur concurrently with the closing of our initial business transaction for gross proceeds of $5,000,000. However, except for Messrs. Rapp and Wagenheim or their respective designees, none of the initial stockholders will be obligated to purchase shares of common stock (or securities convertible into common stock) in the private placement. Our board of directors will have the ability to increase the size of the private placement at their discretion.

Our initial stockholders, private placement investors and their permitted transferees will be entitled to registration rights. Such holders will be entitled to demand registration rights and certain “piggy-back” registration rights with respect to the initial shares and the placement shares, commencing, in the case of the initial shares, one year after the consummation of our initial business transaction and, in the case of the placement shares, 30 days after the consummation of our initial business transaction.

We will reimburse our initial stockholders, including our officers and directors, for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business transactions. Reimbursable out-of-pocket expenses incurred by our initial stockholders, including our officers and directors, will not be repaid out of proceeds held in the trust account until these proceeds are released to us upon the completion of our initial business transaction, provided there are sufficient funds available for reimbursement after such consummation. The financial interest of such persons could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business transaction is in our public stockholders’ best interest.

Other than the reimbursable out-of-pocket expenses payable to our initial stockholders, including our officers and directors, no reimbursements, cash payments, issuances of our securities or fees of any kind, including finders, consulting fees or other similar compensation, will be paid to our initial stockholders, including our officers and directors, or to any of our or their respective affiliates prior to, or for any services they render in connection with, the consummation of our initial business transaction. However, upon the closing of our initial business transaction, our board of directors will have the sole discretion to determine the number of initial shares to be forfeited by each of our initial stockholders. As a result, certain of our initial stockholders may forfeit a lesser number of their initial shares than other initial stockholders.

After the consummation of our initial business transaction, if any, some of our officers and directors may enter into employment agreements, the terms of which shall be negotiated and which we expect to be comparable to employment agreements with other similarly-situated companies. Further, after the consummation of our initial business transaction, if any, to the extent our directors remain as directors of the resulting business, we anticipate that they will receive compensation comparable to directors at other similarly-situated companies.

Item 14.	Principal Accounting Fees and Services

On June 30, 2014, KPMG LLP acquired certain assets of Rothstein Kass, P.A. (“Rothstein Kass” d/b/a Rothstein Kass & Company, P.C.) and certain of its affiliates. As a result of this transaction, on June 30, 2014, Rothstein Kass resigned as our independent registered public accounting firm. Concurrent with such resignation, the Board of Directors approved the engagement of KPMG LLP as our new independent registered public accounting firm. On July 29, 2014, KPMG LLP completed its client evaluation procedures and accepted the engagement. The following is a summary of fees paid or to be paid to Rothstein Kass and KPMG LLP for services rendered during the fiscal years ended December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Audit Fees (1)	$47,500	$25,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total Fees:	$47,500	$25,000

(1) Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. Audit fees paid or to be paid to Rothstein Kass were $37,500, including $12,500 for an audit related to the offering and $25,000 for an audit related to the year ended December 31, 2013. KPMG was paid or to be paid $35,000 for the year ended December 31, 2014.

(2) Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. There were no audit-related fees granted by KPMG in Rothstein Kass.

(3) Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice. There are no tax fees generated by KPMG or Rothstein Kass.

(4) All other fees. All other fees consist of fees billed for all other services.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

A list of exhibits filed with this Annual report is set forth on the Exhibit Index and is incorporated in this Item 15 by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMITTED CAPITAL ACQUISITION CORPORATION

Dated: March 31, 2015	By:	/s/ Michael Rapp
Michael Rapp President and Director
Principal Accounting Officer
Principal Financial Officer Principal Executive Officer

Dated: March 31, 2015	By:	/s/ Philip Wagenheim
Philip Wagenheim
Secretary and Director

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ Michael Rapp	Chief Executive Officer, Chairman and Director	March 31, 2015
Michael Rapp

/s/ Philip Wagenheim	President, Secretary and Director	March 31, 2015
Philip Wagenheim

EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Form 8-K filed on April 16, 2014).
3.2	Amended and Restated Bylaws (Incorporated by reference to Form 8-K filed on April 16, 2014).
4.1	Specimen Unit Certificate (Incorporated by reference to Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-192586) filed on March 28, 2014).
4.2	Specimen Common Stock Certificate (Incorporated by reference to Registration Statement on Form S-1 (File No. 333-192586) filed on November 27, 2013).
4.3	Specimen Warrant Certificate (Incorporated by reference to Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-192586) filed on March 28, 2014).
4.4	Warrant Agreement, dated April 10, 2014, by and between the Registrant and Continental Stock Transfer & Trust Company (Incorporated by reference to Form 8-K filed on April 16, 2014).
10.1	Investment Management Trust Agreement, dated April 10, 2014, by and between the Registrant and Continental Stock Transfer & Trust Company (Incorporated by reference to Form 8-K filed on April 16, 2014).

10.2

Registration Rights Agreement, dated April 10, 2014, by and between the Registrant and the stockholders listed on the signature page thereto (Incorporated by reference to Form 8-K filed on April 16, 2014).

10.3

Form of Letter Agreement by and between the Registrant and each of Michael Rapp and Philip Wagenheim (Incorporated by reference to Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-192586) filed on March 28, 2014).

10.4

Form of Letter Agreement by and between the Registrant and Committed Capital Holdings II LLC (Incorporated by reference to Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-192586) filed on March 28, 2014).

10.5

Form of Letter Agreement by and between the Registrant and each of the other initial stockholders (Incorporated by reference to Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-192586) filed on March 28, 2014).

10.6

Form of Promissory Note of the Registrant issued and to be issued to Broadband Capital Management LLC (Incorporated by reference to Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-192586) filed on March 28, 2014).

10.7	Form of Indemnity Agreement (Incorporated by reference to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-192586) filed on March 10, 2014).

10.8	Expense Advance Agreement, dated April 10, 2014, by and between the Registrant and Broadband Capital Management LLC (Incorporated by reference to Form 8-K filed on April 16, 2014).
10.9	Trust Indemnification Agreement, dated April 11, 2014, by and among the Registrant, Broadband Capital Management LLC and Michael Rapp (Incorporated by reference to Form 8-K filed on April 16, 2014).
31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.

31.2

Certification of the Registrant’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of  2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.

32.1	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101. INS	XBRL Instance Document

101. CAL	XBRL Taxonomy Extension Calculation Link base Document

101. DEF	XBRL Taxonomy Extension Definition Link base Document

101. LAB	XBRL Taxonomy Label Link base Document

101. PRE	XBRL Extension Presentation Link base Document

101. SCH	XBRL Taxonomy Extension Scheme Document

Committed Capital Acquisition Corporation II

Report of Independent Registered Public Accounting Firm

The Board of Directors

and Stockholders

Committed Capital Acquisition Corporation II:

We have audited the accompanying balance sheet of Committed Capital Acquisition Corporation II (the “Company”) as of December 31, 2014, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Committed Capital Acquisition Corporation II as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company has adopted Financial Accounting Standards Board Accounting Standards Update No. 2014-10 for the year ended December 31, 2014, which resulted in the Company revising its financial statement presentation by removing references to being a development stage company and eliminating incremental financial reporting requirements to present inception-to-date financial information in the statements of operations, changes in stockholders’ equity and cash flows.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company does not complete a business combination within 24 months of the effectiveness of the Company’s initial public offering, then the Company will cease all operations except for the purpose of winding up and liquidating. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(signed) KPMG LLP

New York, New York
March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Committed Capital Acquisition Corporation II:

We have audited the accompanying balance sheet of Committed Capital Acquisition Corporation II (the “Company”) as of December 31, 2013 and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass

Roseland, New Jersey

April 2, 2014

Committed Capital Acquisition Corporation II

BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current Assets
Cash	$29,293	$20,210
Prepaid expenses	6,019	-
Total Current Assets	35,312	20,210
Non-Current Assets
Investment in Trust Account	40,006,651	-
Deferred offering costs	-	223,510
Total Non-Current Assets	40,006,651	223,510

Total Assets	$40,041,963	$243,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$70,000	$-
Accrued offering expenses	12,517	115,117
Accrued franchise taxes	180,000	-
Notes payable, related party	112,500	112,500
Advances, related party	474,666	1,613
Total Curent Liabilities	849,683	229,230
Total Liabilities	849,683	229,230
COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 250,000,000 shares authorized; 36,212,237 and 23,375,000 shares issued and outstanding at December 31, 2014 and 2013, respectively	362	234
Additional paid-in capital	39,674,087	19,816
Common stock receivable	-	(4,000)
Accumulated deficit	(482,169)	(1,560)
Total Stockholders’ Equity	39,192,280	14,490
Total Liabilities and Stockholders’ Equity	$40,041,963	$243,720

The accompanying notes are an integral part of the financial statements.

Committed Capital Acquisition Corporation II

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013
Revenue	$-	$-

General and administrative expenses	487,260	568

Loss from Operations	(487,260)	(568)

Interest and Dividend Income	6,651	-

Net Loss Attributable to Common Stockholders	$(480,609)	$(568)

Weighted Average Number of Common Shares Outstanding	33,453,467	14,454,452

Basic and Diluted Net Loss per Share Attributable to Common Stockholders	$(0.01)	$(0.00)

The accompanying notes are an integral part of the financial statements.

Committed Capital Acquisition Corporation II

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2014 and 2013

	Common Stock		Additional Paid-in	Accumulated	Common Stock	Total Stockholders'
	Shares	Amount	Capital	Deficit	Receivable	Equity
BALANCE, JANUARY 1, 2013	12,375,000	$124	$8,926	$(992)	$(2,000)	$6,058

Sale of common stock issued to certain initial stockholders on various dates at $0.001 per share (Note 5)	11,000,000	110	10,890	-	(2,000)	9,000
Net loss attributable to common stockholders				(568)		(568)
BALANCE, DECEMBER 31, 2013	23,375,000	$234	$19,816	$(1,560)	$(4,000)	$14,490
Sale of common stock issued to certain initial shareholders on various dates at $0.001 per share (Note 5)	5,000,000	50	4,950	-	-	5,000
Receipt of common stock receivable					4,000	4,000
Issuance of 8,000,000 shares of units for cash at $5.00 per unit, net of offering expenses of $350,599	8,000,000	80	39,649,321	-	-	39,649,401

Initial shares forfeited (Note 5)	(162,763)	(2)	-	-	-	(2)

Net loss attributable to common stockholders				(480,609)	-	(480,609)

BALANCE, DECEMBER 31, 2014	36,212,237	$362	$39,674,087	$(482,169)	$-	$39,192,280

The accompanying notes are an integral part of the financial statements.

Committed Capital Acquisition Corporation II

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2014	2013

Cash Flows from Operating Activities

Net loss attributable to common stockholders	$(480,609)	$(568)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Interest on Trust Account	(6,651)	-
Changes in operating assets and liabilities:
Prepaid expenses	(6,019)	-
Accounts payable and accrued expenses	70,000	-
Accrued franchisee taxes	180,000	-
Net cash used in operating activities	(243,279)	(568)

Cash Flows from Investing Activities
Proceeds deposited in Trust Account	(40,000,000)	-
Net cash used in investing activities	(40,000,000)	-

Cash Flows from Financing Activities
Proceeds from issuance of units in the Offering	40,000,000	-
Payment of offering expenses	(174,691)	(1,045)
Proceeds from related party advances	418,053	1,613
Proceeds from issuance of stock	5,000	9,000
Proceeds from collection of common stock receivable	4,000	-
Net cash provided by financing activities	40,252,362	9,568

Net increase in cash	9,083	9,000

Cash at beginning of the period	20,210	11,210

Cash at end of the period	$29,293	$20,210

Supplemental Disclosure of Financing Activities:

Common stock receivable	$-	$4,000
Deferred offering costs included in accounts payable and accrued expenses	$-	$115,000

Supplemental Disclosure of Non-Cash Financing Activities:

Related party advances directly paid to vendors	$55,000	$-

The accompanying notes are an integral part of the financial statements.

Committed Capital Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Committed Capital Acquisition Corporation II (the “Company”), was incorporated in Delaware on May 18, 2011. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets not yet identified (“Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date.

The Company filed a Form S-1 with the United States Securities and Exchange Commission in connection with its offering to sell up to 7,000,000 units at a price of $5.00 per unit (the “Offering”).  The underwriters for the Offering were granted an over-allotment option to purchase up to an additional 1,050,000 units for 45 days after the effectiveness of the registration statement for the Offering. Each unit consists of one share of common stock, par value $0.00001 per share (the "Common Stock"), and one warrant to purchase one half of one share of Common Stock at an exercise price of $2.50 per half-share ($5.00 per whole share).  Under the terms of the warrant agreement, the Company has agreed to use their best efforts to file a post-effective or new registration statement under the Securities Act of 1933, as amended, following the completion of the Company's initial business transaction.  Each warrant will become exercisable upon effectiveness of such post-effective amendment or new registration statement and will expire on the date that is the earlier of (i) five years after the effective date of the registration statement registering the shares of Common Stock issuable upon the exercise of the warrants or (ii) the forty-fifth (45th) day following the date that the Company’s Common Stock closes at or above $8.00 per share for 20 out of 30 trading days commencing on the effective date.  If the Company is unable to deliver registered shares of Common Stock to the holder upon exercise of warrants during the exercise period, there will be no cash settlement of the warrants and the warrants will expire worthless.  The lead underwriter for the Offering is a related party; see Note 4.

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

On April 17, 2014, the representative of the underwriters advised us that it planned to exercise 1,000,000 Units of its over-allotment option of the available 1,050,000 over-allotment units (the “Option Units”). On April 21, 2014 the closing of the Option Units occurred and we issued for gross proceeds of $5,000,000 for the issuance of 1,000,000 units consisting of 1,000,000 shares of common stock and warrants to purchase 500,000 shares of common stock. Pursuant to the unexercised 50,000 Option Units, the initial shareholder will forfeit 162,763 initial shares.

The costs of the Offering, including the overallotment, were $350,599.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination.

Committed Capital Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, will not submit the transaction for stockholder approval, unless otherwise required by law. The Company will proceed with a Business Combination if it is approved by the board of directors. The Company will not provide the stockholders with the opportunity to redeem their shares of Common Stock for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account upon the consummation of the Company’s initial business transaction. If a stockholder vote is required by law, the Company will conduct a proxy solicitation pursuant to the proxy rules but will not offer its stockholders the opportunity to redeem their shares of Common Stock in connection with such vote.

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

Following the closing of the Offering and prior to the consummation of the Business Combination, in order to fund all expenses relating to investigating and selecting a target business, negotiating an acquisition agreement and consummating such acquisition and the Company’s other working capital requirements, an affiliate of certain initial stockholders has committed to loan the Company funds from time to time of up to $2,000,000.  See also Note 4.  There are no agreements for facilities or services between the Company and its initial stockholders.

Going concern consideration

If the Company does not consummate an initial business transaction within such 24-month period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem the Company's public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to the Company for working capital purposes, which redemption will completely extinguish public stockholders' rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of the Company's remaining stockholders and the board of directors, dissolve and liquidate the balance of the Company's net assets to the remaining stockholders, subject in each case to the Company's obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Such redemption of public shares from the Company's funds in the trust account shall be done automatically by function of the Company's amended and restated certificate of incorporation and prior to any voluntary winding up, although at all times subject to the Delaware General Corporation Law. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern.

Committed Capital Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

There will be no liquidating distribution with respect to the Company's warrants, which will expire worthless in the event the Company does not consummate an initial business transaction. The Company expects that all costs associated with the implementation and completion of the Company's liquidation will be funded by loans and/or advances provided by Broadband Capital Management LLC (“BCM”), see Note 4.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Development stage company

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and stockholder equity.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company has elected to early adopt this standard for its reporting for the year ended December 31, 2014.

For 2013, the Company previously complied with the reporting requirements of FASB ASC 915, “Development Stage Entities.”

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

Committed Capital Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

Offering costs

The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A, "Expenses of Offering." Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Offering and that were charged to stockholders' equity upon the completion of the Offering. Accordingly, during the year ended December 31, 2014 offering costs totaling $350,599 (including $25,000 in fees paid to Chardan Capital Markets LLC (“Chardan”), as qualified independent underwriter) have been charged to stockholders' equity. There is no other compensation, commission or discounts to the underwriters except an additional $25,000 payable to Chardan at the close of the Business Combination.

Income taxes

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2014 and 2013, the Company has a deferred tax asset of $205,376 and 546, respectively, related to net loss carryforwards and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

There were no unrecognized tax benefits as of December 31, 2014 or 2013. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2014 or 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by federal, New York State and New York City, and the earliest tax year the Company is subject to exam is 2011. The Company charges state franchise taxes to operations and such amounts were $181,892 and $-0-, for the years ended December 31, 2014 and 2013, respectively.

Committed Capital Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

General and administrative expenses

Included in general and administrative expenses are normal costs of operating as a special purpose acquisition company including professional fees associated with its corporate matters and public filings, insurance and franchise taxes and costs to explore business combination opportunities. In addition, once a business combination target is identified, general and administrative costs include consulting and professional costs for conducting due diligence and preparing agreements as well as costs associated with obtaining financing and shareholder approval for the proposed combination including printing and distribution costs.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements other than ASU 2014-10, as described in Note 2.

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

Investment securities in the Trust Account at December 31, 2014 consist of an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940 with an investment bank. The Institutional Money Market Account is classified as a Level 1 investment within the fair value hierarchy. There are no holding gains or losses to date and there has been $6,651 of interest income earned at December 31, 2014.

4. RELATED PARTY TRANSACTIONS

The Company issued an aggregate $112,500 of unsecured promissory notes to BCM, an affiliate of the Company, consisting of two $15,000 unsecured promissory notes to BCM on February 10, 2012 and March 5, 2012 and an $82,500 unsecured promissory note to BCM on April 23, 2012. All of the notes are non-interest bearing and payable in full at the closing of the Business Combination. Due to the short-term nature of the notes, the fair value of the notes approximates their carrying amounts of $112,500. BCM has also committed to loan and / or advance the Company funds from time to time. The loans and /or advances are non-interest bearing and payable in full at the closing of the Business Combination.

Following the closing of the Offering and prior to the consummation of the initial business transaction, BCM has committed to loan the Company funds from time to time of up to $2,000,000, under an Expense Advancement Agreement, also see Note 1. As of December 31, 2014 and 2013, BCM and/or its principals has advanced $474,666 and $1,613, respectively, which is included in the balance sheet.

All the loans and advances from BCM and/or its affiliates will be due and payable upon the completion of the Business Combination and are on terms that waive any and all rights to the funds in the Trust Account.

In addition, Michael Rapp, the Company’s co-founder, Chief Executive Officer and Chairman and Philip Wagenheim, the Company’s co-founder, President, Secretary and director, both serve as management and are principals of BCM, a registered broker-dealer. BCM was also the lead underwriter of the offering.

See Note 5 for details on initial stockholders equity transactions, some of which are related parties.

5. STOCKHOLDERS’ EQUITY

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 260,000,000 shares of capital stock, of which 250,000,000 are shares of Common Stock and 10,000,000 are shares of preferred stock, par value $0.00001 per share.

Committed Capital Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

All outstanding shares of Common Stock are of the same class and have equal rights and attributes except differences for initial stockholders as described below. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available. In the event of liquidation, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights. At January 1, 2013 there were 12,375,000 shares of Common Stock outstanding with initial stockholders for an aggregate consideration of $9,050.

During the year ended December 31, 2013, the Company entered into stock purchase agreements with eleven initial stockholders to purchase 11,000,000 shares of Common Stock for $11,000. The maximum sold to any one individual was 1,000,000 shares.

During the year ended December 31, 2014, the Company entered into stock purchase agreements with nine initial stockholders to purchase 5,000,000 shares of Common Stock for $5,000. The maximum sold to any one individual was 1,000,000 shares.

The 28,375,000 shares of Common Stock issued to the initial stockholders includes an aggregate of 25,106,250 shares of Common Stock that are subject to forfeiture pursuant to the terms of a letter agreement, so that the initial stockholders and their permitted transferees will own no more than 20% of the Company’s issued and outstanding shares after the Business Combination. Under that agreement, 162,763 shares were to be forfeited as described in Note 1. As such, 28,212,237 shares of the 28,375,000 issued to initial stockholders are deemed outstanding at December 31, 2014. The initial stockholders have agreed that they will not sell or transfer their initial shares until the earlier of: (i) one year after the completion of the Business Combination or earlier if, subsequent to the Business Combination, the last sales price of the Common Stock equals or exceeds $7.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the Business Combination and all public warrants either have been exercised or expired, or (ii) the date on which the Company consummates a liquidation, merger, stock exchange or other similar transaction after the Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property; provided, however, that all or any part of the initial shares may be transferred in a permitted transfer, as described in the prospectus.

The initial stockholders and/or their respective designees will purchase 1,000,000 shares of the common stock (or securities convertible into common stock) at $5.00 per share in a private placement to occur concurrently with the closing of the Company’s initial business transaction for gross proceeds of $5,000,000. However, except for Michael Rapp and Philip Wagenheim or their respective designees, none of the initial stockholders will be obligated to purchase shares of common stock (or securities convertible into common stock) in the private placement. The board of directors will have the ability to increase the size of the private placement at its discretion.

Committed Capital Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

7. SUBSEQUENT EVENTS

Management has performed an evaluation of subsequent events through March 31, 2015, the date these financial statements were available for issuance, noting no items which require adjustment or disclosure.

