Form 10-Q
period 2015-03-31
COMMITTED CAPITAL ACQUISITION Corp II
filed 2015-05-15
CIK 1539892

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,375,000 shares of common stock, par value $0.00001 per share, outstanding as of May 14, 2015, including 162,763 subject to forfeiture as a result of the over-allotment option related to our IPO not exercised in full.

COMMITTED CAPITAL ACQUISITION CORPORATION II

- INDEX -

Committed Capital Acquisition Corporation II

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current Assets
Cash	$20,306	$29,293
Prepaid expenses	6,875	6,019
Total Current Assets	27,181	35,312
Non-Current Assets - Investment in
Trust Account	40,011,483	40,006,651

Total Assets	$40,038,664	$40,041,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$96,310	$70,000
Accrued offering expenses	12,517	12,517
Accrued franchise taxes	240,000	180,000
Notes payable, related party	112,500	112,500
Advances, related party	534,666	474,666
Total Current Liabilities	995,993	849,683
Total Liabilities	995,993	849,683
COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 250,000,000 shares authorized; 36,212,237 and 36,212,237 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	362	362
Additional paid-in capital	39,674,087	39,674,087
Accumulated deficit	(631,778)	(482,169)
Total Stockholders’ Equity	39,042,671	39,192,280
Total Liabilities and Stockholders’ Equity	$40,038,664	$40,041,963

The accompanying notes are an integral part of the condensed financial statements.

Committed Capital Acquisition Corporation II

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2015	2014
Revenue	$-	$-
General and administrative expenses	154,441	-
Loss from Operations	(154,441)	-
Interest and Dividend Income	4,832	-
Net Loss Attributable to Common Stockholders	$(149,609)	$-
Weighted Average Number of Common Shares Outstanding	36,212,237	26,379,000
Basic and Diluted Net Loss per Share Attributable to Common Stockholders	$(0.00)	$0.00

The accompanying notes are an integral part of the condensed financial statements.

Committed Capital Acquisition Corporation II

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2015

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Common Stock	Total Stockholders'
	Shares	Amount	Capital	Deficit	Receivable	Equity

BALANCE, DECEMBER 31, 2014	36,212,237	$362	$39,674,087	$(482,169)	$-	$39,192,280
Net loss attributable to common stockholders				(149,609)	-	(149,609)
BALANCE, MARCH 31, 2015	36,212,237	$362	$39,674,087	$(631,778)	$-	$39,042,671

The accompanying notes are an integral part of the condensed financial statements.

Committed Capital Acquisition Corporation II

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2015	2014

Cash Flows from Operating Activities
Net loss attributable to common stockholders	$(149,609)	$-
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Interest on Trust account	(4,832)	-
Changes in operating assets and liabilities:
Prepaid expenses	(856)	-
Accounts payable and accrued expenses	26,310	-
Accrued franchisee taxes	60,000	-
Net cash used in operating activities	(68,987)	-

Cash Flows from Financing Activities
Payment of offering expenses		(2,000)
Proceeds from related party advances	60,000
Proceeds from issuance of stock		5,000
Proceeds from collection of common stock receivable		3,000
Net cash provided by financing activities	60,000	6,000
Net (decrease) increase in cash	(8,987)	6,000
Cash at beginning of the period	29,293	20,000
Cash at end of the period	$20,306	$26,000

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

On April 17, 2014 the representative of the underwriters advised the Company that it planned to exercise its over-allotment option with respect to 1,000,000 Units (the "Option Units") for gross proceeds of $5,000,000. On April 21, 2014, the closing of the Option Units occurred and the Company issued 1,000,000 equity units for gross proceeds of $5,000,000 consisting of 1,000,000 shares of Common Stock and warrants to purchase an additional 500,000 shares of Common Stock (as described above). The underwriters also notified the Company they do not intend to exercise the remaining 50,000 units subject to the over-allotment option. Pursuant to the unexercised 50,000 units, the initial stockholders have forfeited 162,763 initial shares.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

Subsequent to the closing of the Offering and the closing of the Option Units, the gross proceeds of $40,000,000 have been held in a trust account ("Trust Account").  The gross proceeds are required to be invested in U.S. "government securities," defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940.  Except for a portion of the interest income that may be released to the Company to pay income or other tax obligations and to fund its working capital requirements, none of the funds held in the trust account will be released until the earlier of (i) the consummation of a business transaction, (ii) the Company’s redemption of the public shares sold in the Offering if the Company is unable to consummate its initial business transaction within the 24-month period set forth above, or (iii) the Company’s liquidation (if no redemption occurs).

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

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

There will be no liquidating distribution with respect to the Company's warrants, which will expire worthless in the event the Company does not consummate an initial business transaction. The Company expects that all costs associated with the implementation and completion of the Company's liquidation will be funded by loans and/or advances provided by Broadband Capital Management LLC (“BCM”) (See Note 4).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the Securities and Exchange Commission’s reporting requirements under Regulation S-X and S-K. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014 contained in the Company’s Form 10-K filed on March 31, 2015.

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

The financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2015 and the results of operations and cash flows presented herein have been included in the financial statements.

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

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

Income taxes

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2015 and December 31, 2014, the Company has a deferred tax asset of $266,242 and $205,376, respectively, related to net loss carryforwards and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

There were no unrecognized tax benefits as of March 31, 2015 or December 31, 2014. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2015 or December 31, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by federal, New York State and New York City, and the earliest tax year the Company is subject to exam is 2011. The Company charges state franchise taxes to operations and such amounts were $60,389 and $-0-, for the three months ended March 31, 2015 and 2014, respectively.

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

As of December 31, 2014, the Company adopted FASB Accounting Standards Update No. 2014-15, which provided guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued and to provide related footnote disclosures.

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

Investment securities in the Trust Account at March 31, 2015 consist of an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940 with an investment bank. The Institutional Money Market Account is classified as a Level 1 investment within the fair value hierarchy. There are no holding gains or losses to date and there has been $4,832 and $-0- of interest income earned at March 31, 2015 and 2014, respectively.

4.  RELATED PARTY TRANSACTIONS

The Company issued an aggregate $112,500 of unsecured promissory notes to BCM, an affiliate of the Company, consisting of two $15,000 unsecured promissory notes to BCM on February 10, 2012 and March 5, 2012 and an $82,500 unsecured promissory note to BCM on April 23, 2012. All of the notes are non-interest bearing and payable in full at the closing of the Business Combination. Due to the short-term nature of the notes, the fair value of the notes approximates their carrying amounts of $112,500. BCM has also committed to loan and /or advance the Company funds from time to time. The loans and /or advances are non-interest bearing and payable in full at the closing of the Business Combination.

Following the closing of the Offering and prior to the consummation of the initial business transaction, BCM has committed to loan the Company funds from time to time of up to $2,000,000, under an Expense Advancement Agreement, also see Note 1. As of March 31, 2015 and December 31, 2014, BCM and/or its principals has advanced $534,666 and $474,666, respectively, which is included in the condensed balance sheet.

All the loans and advances from BCM and/or its principals will be due and payable upon the completion of the Business Combination and are on terms that waive any and all rights to the funds in the Trust Account.

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

The 28,375,000 shares of Common Stock issued to the initial stockholders includes an aggregate of 25,106,250 shares of Common Stock that are subject to forfeiture pursuant to the terms of a letter agreement, so that the initial stockholders and their permitted transferees will own no more than 20% of the Company’s issued and outstanding shares after the Business Combination. Under that agreement, 162,763 shares were forfeited upon completion of the Offering and overallotment option as described in Note 1. As such, 28,212,237 shares of the 28,375,000 issued to initial stockholders are outstanding at March 31, 2015 and December 31, 2014. The initial stockholders have agreed that they will not sell or transfer their initial shares until the earlier of: (i) one year after the completion of the Business Combination or earlier if, subsequent to the Business Combination, the last sales price of the Common Stock equals or exceeds $7.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the Business Combination and all public warrants either have been exercised or expired, or (ii) the date on which the Company consummates a liquidation, merger, stock exchange or other similar transaction after the Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property; provided, however, that all or any part of the initial shares may be transferred in a permitted transfer, as described in the prospectus.

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

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

See also Notes 1 and 4.

6. COMMITMENTS & CONTINGENCIES

There is no compensation, commission or discounts to the underwriters except $25,000, which was paid to Chardan as qualified independent underwriter, and an additional $25,000 payable to Chardan at the close of the Business Combination.

7. SUBSEQUENT EVENTS

Management has performed an evaluation of subsequent events through May 14, 2015, the date these financial statements were available for issuance, noting no items which require adjustment or disclosure.

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

Results of Operations

We have not generated any revenues to date. Through March 31, 2015, our efforts were limited to organizational activities, our search for a Business Combination and activities related to the Offering. It is unlikely we will have any revenues unless we are able to effect an Business Combination with an operating company, of which there can be no assurance. Our current plan of operation consists solely of our search to identify suitable candidates for our Business Combination.

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

Shortly after the closing of the Offering, the proceeds held in the trust account were invested in an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940. The value of the trust account was $40,011,483 as of March 31, 2015.

For the three months ended March 31, 2015, we had a net loss of $149,609, consisting of accrued franchise taxes, professional fees, expenses related to our search for a target business and general and administrative expenses. This compares with a net loss of $0 for the three months ended March 31, 2014.

We will not generate any operating revenues until after the consummation of our Business Combination, at the earliest. We will continue to generate minimal non-operating income in the form of interest income on cash held in our trust account. We expect to incur increased expenses throughout 2015 as a result of activities relating to our Business Combination, including due diligence expenses. As we expect to continue to generate net losses, we do not anticipate incurring substantial income or other tax expense (other than franchise taxes) until the consummation of our Business Combination, at the earliest.

Liquidity and Capital Resources

As of March 31, 2015, we had assets equal to $40,038,664, comprised of cash, prepaid expenses and funds in our trust account. This compares with assets of $40,041,963 as of December 31, 2014, comprised of cash, prepaid expenses and funds in our trust account. Our current liabilities as of March 31, 2015 totaled approximately $995,993, comprised of accounts payable and accrued expenses, accrued franchise taxes, promissory notes issued to Broadband Capital Management LLC (“BCM”) and advances from BCM and/or its affiliates. This compares to our current liabilities as of December 31, 2014 of $849,683, comprised of accounts payable and accrued expenses and the BCM notes and advances.

As of March 31, 2015, we owed BCM and/or its affiliates an aggregate of $647,166, comprised of promissory notes in the amount of $112,500 and advances of $534,666. The notes are payable upon the consummation of our Business Combination, bear no interest and contain a waiver of any and all rights to the funds in the trust account resulting from the consummation of the Offering. The advances bear no interest and are payable upon the consummation of our Business Combination. Following the closing of the Offering and prior to the consummation of the Business Combination, BCM has agreed to loan the Company funds from time to time of up to $2,000,000, including the amounts above, under an Expense Advancement Agreement discussed further below and in Notes 1 and 3 to the financial statements.

Cash flows used in operating activities for the three months ended March 31, 2015 and 2014 were approximately $68,987 and $0, respectively.

We intend to use substantially all of the funds held in the trust account (net of taxes and amounts released to us for working capital purposes) and proceeds from the private placement which would occur concurrently with our Business Combination to consummate our Business Combination.

We believe that interest earned on the funds in the trust account released to us for working capital purposes, if any, and proceeds of the loans provided to us from BCM, and cooperation from our professional service providers will be sufficient to allow us to operate until the date that is 24 months after the effectiveness of the registration statement, assuming that a business combination is not consummated during that time. All the expenses relating to the Offering were funded by proceeds from loans with BCM. Prior to the consummation of our Business Combination, in order to fund all expenses relating to investigating and selecting a target business, negotiating an acquisition agreement and consummating such acquisition and our other working capital requirements, BCM has agreed to loan us funds from time to time, or at any time, up to $2,000,000. All these advances will be due and payable upon the completion of our Business Combination and will be on terms that waive any and all rights to the funds in the trust account. We can provide no assurance that we can continue to satisfy our cash requirements for at least the next twelve months.

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

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 formatted in XBRL: (i) Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014 (audited); (ii) Statements of Operations for the Three Months Ended March 31, 2015 and 2014 (unaudited) a; (iii) Statement of Stockholders' Equity for the Three Months March 31, 2015 (unaudited); (iv) Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014 (unaudited) and (v) Notes to Financial Statements (unaudited).*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2015	COMMITTED CAPITAL ACQUISITION CORPORATION II

	By:	/s/ Michael Rapp
Michael Rapp
Chief Executive Officer and Chairman
Principal Executive Officer
Principal Financial Officer

