Form 10-Q
period 2015-06-30
COMMITTED CAPITAL ACQUISITION Corp II
filed 2015-08-14
CIK 1539892

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,375,000 shares of common stock, par value $.00001 per share, outstanding as of August 14, 2015, including 162,763 subject to forfeiture as a result of the over-allotment option related to our IPO not exercised in full.

COMMITTED CAPITAL ACQUISITION CORPORATION II

- INDEX -

Committed Capital Acquisition Corporation II

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current Assets
Cash	$1,000	$29,293
Prepaid expenses	5,000	6,019
Total Current Assets	6,000	35,312
Non-Current Assets - Investment in
Trust Account	40,018,000	40,006,651

Total Assets	$40,024,000	$40,041,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$89,000	$70,000
Accrued offering expenses	13,000	12,517
Accrued franchise taxes	300,000	180,000
Notes payable, related party	113,000	112,500
Advances, related party	535,000	474,666
Total Current Liabilities	1,050,000	849,683
Total Liabilities	1,050,000	849,683
COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity
Preferred stock, $0.00001 par value, 10,000,000	-	-
shares authorized; no shares issued
and outstanding
Common stock, $0.00001 par value, 250,000,000
shares authorized; 36,212,237
issued and outstanding at June 30, 2015 and
December 31, 2014	-	362
Additional paid-in capital	39,674,000	39,674,087
Accumulated deficit	(700,000)	(482,169)
Total Stockholders’ Equity	38,974,000	39,192,280
Total Liabilities and Stockholders’ Equity	$40,024,000	$40,041,963

The accompanying notes are an integral part of the condensed financial statements.

Committed Capital Acquisition Corporation II

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months ended June 30,		SIx Months ended June 30,
	2015	2014	2015	2014
Revenue	$-	$-	$-	$-
General and Administrative Expenses and Franchise Taxes	75,000	155,000	229,000	155,000

Loss from Operations	(75,000)	(155,000)	(229,000)	(155,000)

Interest and Dividend Income	6,000	2,000	11,000	2,000

Net Loss Attributable to Common Stockholders	$(69,000)	$(153,000)	$(218,000)	$(153,000)

Weighted Average Number of Common Shares Outstanding	36,212,000	34,874,000	36,212,000	30,650,000

Basic and Diluted Net Loss per Share Attributable to Common Stockholders	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of the condensed financial statements.

 Committed Capital Acquisition Corporation II

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2015

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
			Capital	Deficit	Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2014	36,212,237	$362	$39,674,087	$(482,169)	$39,192,280

Rounding dollars to thousands		(362)	(87)	169	(280)

Net loss attributable to common stockholders				(218,000)	(218,000)

BALANCE, JUNE 30, 2015	36,212,237	$-	$39,674,000	$(700,000)	$38,974,000

The accompanying notes are an integral part of the condensed financial statements.

Committed Capital Acquisition Corporation II

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months ended June 30,
	2015	2014

Cash Flows from Operating Activities
Net loss attributable to common stockholders	$(218,000)	$(153,000)
Adjustments to reconcile net loss attributable to
common stockholders to net cash used
in operating activities:
Interest income on Trust account	(11,000)	(2,000)
Changes in operating assets and liabilities:
Prepaid expenses	1,000	(32,000)
Accounts payable and accrued expenses	20,000	(5,000)
Accrued franchise taxes	120,000	60,000
Net cash used in operating activities	(88,000)	(132,000)

Net cash used in Investing Activities,
principal deposited in Trust Account	-	(40,000,000)

Cash Flows from Financing Activities
Proceeds from issuance of units in the Offering	-	40,000,000
Deferred offering costs	-	224,000
Payment of offering expenses		(351,000)
Proceeds from related party advances	60,000	315,000
Proceeds from issuance of stock and collection
of common stock receivable	-	9,000
Net cash provided by financing activities	60,000	40,197,000

Net (decrease) increase in cash	(28,000)	65,000

Cash at beginning of the period	29,000	20,000

Cash at end of the period	$1,000	$85,000

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

The financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2015 and the results of operations and cash flows presented herein have been included in the financial statements. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results of operations to be expected for a full fiscal year. The condensed financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 have been rounded to the nearest thousands of dollars.

Development stage company

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“FASB ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and stockholder equity.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company has adopted this standard in these financial statements.

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

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Net loss per common share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board issued Accounting Standards Update (“FASB ASC”) 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. Because the Company reported a net loss in all periods presented, the warrants to purchase 4,000,000 shares of common stock issued in connection with the Offering have not been included in the diluted net loss per share since these securities would reduce the loss per common share and become anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for each period.

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

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2015 and December 31, 2014, the Company has a deferred tax asset of approximately $250,000 and $205,376, respectively, related to net loss carryforwards and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

There were no unrecognized tax benefits as of June 30, 2015 or December 31, 2014. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2015 or December 31, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by federal, New York State and New York City, and the earliest tax year the Company is subject to exam is 2011. The Company charges state franchise taxes to operations and such amounts were approximately $60,000 and $120,000 for the three and six months ended June 30, 2015, respectively, and approximately $60,000 and $60,000 for the three and six months ended June 30, 2014, respectively. To date, all franchise taxes have not been paid and are accrued on the balance sheet. We expect to correct any such deficiency prior to or in connection with a Business Combination.

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

Recently issued accounting standards

As of December 31, 2014, the Company adopted FASB ASU 2014-15, which provided guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued and to provide related footnote disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3.	INVESTMENT IN TRUST ACCOUNT

Since the closing of the Offering, the gross proceeds have been held in the Trust Account. As described in Note 1, the Trust Account can be invested in U.S. government securities, defined as any Treasury Bill or equivalent securities issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of its initial business transaction or (ii) the distribution of the Trust Account as described below.

Investment securities in the Trust Account at June 30, 2015 consist of an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940 with an investment bank. The Institutional Money Market Account is classified as a Level 1 investment within the fair value hierarchy. There are no holding gains or losses to date and there has been approximately $6,000 and $11,000 of interest income earned for the three and six months ended June 30, 2015, respectively, and approximately $2,000 and $2,000 of interest income earned for the three and six months ended June 30, 2014, respectively.

4.	RELATED PARTY TRANSACTIONS

The Company issued an aggregate approximately $113,000 of unsecured promissory notes to BCM, an affiliate of the Company, consisting of two, $15,000 unsecured promissory notes to BCM on February 10, 2012 and March 5, 2012 and an approximately $83,000 unsecured promissory note to BCM on April 23, 2012. Due to the short-term nature of the notes, the fair value of the notes approximates their carrying amounts of approximately $113,000. BCM has also committed to loan and /or advance the Company funds from time to time. The notes, loans and /or advances are non-interest bearing and are all payable in full at the closing of the Business Combination.

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Following the closing of the Offering and prior to the consummation of the initial business transaction, BCM has committed to loan the Company funds from time to time of up to $2,000,000, under an Expense Advancement Agreement, also see Note 1. As of June 30, 2015 and December 31, 2014, BCM and/or its principals has advanced approximately $535,000 and $475,000, respectively, which is included in the condensed balance sheet.

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

The 28,375,000 shares of Common Stock issued to the initial stockholders includes an aggregate of 25,106,250 shares of Common Stock that are subject to forfeiture pursuant to the terms of a letter agreement, so that the initial stockholders and their permitted transferees will own no more than 20% of the Company’s issued and outstanding shares after the Business Combination. Under that agreement, 162,763 shares were forfeited upon completion of the Offering and overallotment option as described in Note 1. As such, 28,212,237 shares of the 28,375,000 issued to initial stockholders are outstanding at June 30, 2015 and December 31, 2014. The initial stockholders have agreed that they will not sell or transfer their initial shares until the earlier of: (i) one year after the completion of the Business Combination or earlier if, subsequent to the Business Combination, the last sales price of the Common Stock equals or exceeds $7.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the Business Combination and all public warrants either have been exercised or expired, or (ii) the date on which the Company consummates a liquidation, merger, stock exchange or other similar transaction after the Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property; provided, however, that all or any part of the initial shares may be transferred in a permitted transfer, as described in the prospectus.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

There is no compensation, commission or discounts due to the underwriters except $25,000, which was paid to Chardan as qualified independent underwriter, and an additional $25,000 payable to Chardan at the close of the Business Combination.

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

Results of Operations

We have not generated any revenues to date. Through June 30, 2015, our efforts were limited to organizational activities, our search for a Business Combination and activities related to the Offering. It is unlikely we will have any revenues unless we are able to effect an Business Combination with an operating company, of which there can be no assurance. Our current plan of operation consists solely of our search to identify suitable candidates for our Business Combination.

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

Shortly after the closing of the Offering, the proceeds held in the trust account were invested in an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940. The value of the trust account was $40,018,000 as of June 30, 2015.

For the three and six months ended June 30, 2015, we had net losses of $69,000 and $218,000, respectively, consisting of accrued franchise taxes, professional fees, expenses related to our search for a target business and general and administrative expenses. This compares with a net loss of $153,000 for the three months and six months ended June 30, 2014.

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

Liquidity and Capital Resources

As of June 30, 2015, we had assets equal to $40,024,000, comprised of cash, prepaid expenses and funds in our trust account. This compares with assets of $40,041,963 as of December 31, 2014, comprised of cash, prepaid expenses and funds in our trust account. Our current liabilities as of June 30, 2015 totaled approximately $1,050,000, comprised of accounts payable and accrued expenses, accrued franchise taxes, promissory notes issued to Broadband Capital Management LLC (“BCM”) and advances from BCM and/or its affiliates. This compares to our current liabilities as of December 31, 2014 of $849,683, comprised of accounts payable and accrued expenses and the BCM notes and advances.

As of June 30, 2015, we owed BCM and/or its affiliates an aggregate of $648,000, comprised of promissory notes in the amount of $113,000 and advances of $535,000. The notes are payable upon the consummation of our Business Combination, bear no interest and contain a waiver of any and all rights to the funds in the trust account resulting from the consummation of the Offering. The advances bear no interest and are payable upon the consummation of our Business Combination. Following the closing of the Offering and prior to the consummation of the Business Combination, BCM has agreed to loan the Company funds from time to time of up to $2,000,000, including the amounts above, under an Expense Advancement Agreement discussed further below and in Notes 1 and 4 to the financial statements.

Cash flows used in operating activities for the six months ended June 30, 2015 and 2014 were approximately $88,000 and $132,000, respectively.

We intend to use substantially all of the funds held in the trust account (net of taxes and amounts released to us for working capital purposes) and proceeds from the private placement which would occur concurrently with our Business Combination to consummate our Business Combination.

We believe that interest earned on the funds in the trust account released to us for working capital purposes, if any, and proceeds of the loans provided to us from BCM, and cooperation from our professional service providers will be sufficient to allow us to operate until the date that is 24 months after the effectiveness of the registration statement, assuming that a business combination is not consummated during that time. All the expenses relating to the Offering were funded by proceeds from loans with BCM. Prior to the consummation of our Business Combination, in order to fund all expenses relating to investigating and selecting a target business, negotiating an acquisition agreement and consummating such acquisition and our other working capital requirements, BCM has agreed to loan us funds from time to time, or at any time, up to $2,000,000. All these advances will be due and payable upon the completion of our Business Combination and will be on terms that waive any and all rights to the funds in the trust account. Therefore we can provide no assurance that we can continue to satisfy our cash requirements for at least the next twelve months.

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

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
----------	---------------
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015 formatted in XBRL: (i) Condensed Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014 (audited); (ii) Condensed Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014 (unaudited) a; (iii) Condensed Statement of Stockholders' Equity for the Six Months June 30, 2015 (unaudited); (iv) Condensed Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014 (unaudited) and (v) Notes to Condensed Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2015	COMMITTED CAPITAL ACQUISITION CORPORATION II

	By:	/s/ Michael Rapp
Michael Rapp
Chief Executive Officer and Chairman
Principal Executive Officer
Principal Financial Officer

