Form 10-Q
period 2015-09-30
COMMITTED CAPITAL ACQUISITION Corp II
filed 2015-11-13
CIK 1539892

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,375,000 shares of common stock, par value $.00001 per share, outstanding as of November 13, 2015, including 162,763 subject to forfeiture as a result of the over-allotment option related to our IPO not exercised in full.

COMMITTED CAPITAL ACQUISITION CORPORATION II

- INDEX -

Committed Capital Acquisition Corporation II

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current Assets
Cash	$23,000	$29,293
Prepaid expenses	3,000	6,019
Total Current Assets	26,000	35,312
Investment in Trust Account	40,025,000	40,006,651
Total Assets	$40,051,000	$40,041,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$105,000	$70,000
Accrued offering expenses	13,000	12,517
Accrued franchise taxes	360,000	180,000
Notes payable, related party	113,000	112,500
Advances, related party	614,000	474,666
Total Current Liabilities	1,205,000	849,683
Total Liabilities	1,205,000	849,683
COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 250,000,000 shares authorized; 36,212,237 shares issued and outstanding at September 30, 2015 and December 31, 2014	-	362
Additional paid-in capital	39,674,000	39,674,087
Accumulated deficit	(828,000)	(482,169)
Total Stockholders’ Equity	38,846,000	39,192,280
Total Liabilities and Stockholders’ Equity	$40,051,000	$40,041,963

The accompanying notes are an integral part of the condensed financial statements.

Committed Capital Acquisition Corporation II

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months ended September 30,		Nine Months ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-
General and Administrative Expenses and Franchise Taxes	136,000	154,300	365,000	309,640
Loss from Operations	(136,000)	(154,300)	(365,000)	(309,640)
Interest and Dividend Income	8,000	2,165	19,000	3,820
Net Loss Attributable to Common Stockholders	$(128,000)	$(152,135)	$(346,000)	$(305,820)
Weighted Average Number of Common Shares Outstanding	36,212,000	36,212,000	36,212,000	31,619,000
Basic and Diluted Net Loss per Share Attributable to Common Stockholders	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of the condensed financial statements.

Committed Capital Acquisition Corporation II

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2015

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
BALANCE, DECEMBER 31, 2014	36,212,237	$362	$39,674,087	$(482,169)	$39,192,280
Rounding dollars to thousands	-	(362)	(87)	169	(280)
Net loss	-	-	-	(346,000)	(346,000)
BALANCE, SEPTEMBER 30, 2015	36,212,237	$-	$39,674,000	$(828,000)	$38,846,000

The accompanying notes are an integral part of the condensed financial statements.

Committed Capital Acquisition Corporation II

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months ended
	September 30,
	2015	2014

Cash Flows from Operating Activities
Net loss	$(346,000)	$(305,820)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Interest income on Trust account	(19,000)	(3,820)
Changes in operating assets and liabilities:
Prepaid expenses	3,000	(2,500)
Accounts payable and accrued expenses	36,000	35,000
Accrued franchise taxes	180,000	120,000
Net cash used in operating activities	(146,000)	(157,140)

Net cash used in Investing Activities,
Principal deposited in Trust Account	-	(40,000,000)

Cash Flows from Financing Activities
Proceeds from issuance of units in the Offering	-	40,000,000
Payment of offering expenses	-	(180,540)
Proceeds from related party advances	140,000	318,053
Proceeds from issuance of stock and collection of common stock receivable	-	9,000
Net cash provided by financing activities	140,000	40,146,513
Net decrease in cash	(6,000)	(10,627)
Cash at beginning of the period	29,000	20,210
Cash at end of the period	$23,000	$9,583

Supplemental Schedule of Non-cash for Investing and Financing Activities:
Related party advances directly paid to vendors	$30,000	$55,000

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

On April 17, 2014, the representative of the underwriters advised the Company that it planned to exercise its over-allotment option with respect to 1,000,000 Units (the "Option Units") for gross proceeds of $5,000,000. On April 21, 2014, the closing of the Option Units occurred and the Company issued 1,000,000 equity units for gross proceeds of $5,000,000 consisting of 1,000,000 shares of Common Stock and warrants to purchase an additional 500,000 shares of Common Stock (as described above). The underwriters also notified the Company they do not intend to exercise the remaining 50,000 units subject to the over-allotment option. Pursuant to the unexercised 50,000 units, the initial stockholders have forfeited 162,763 initial shares.

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

The financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2015 and the results of operations and cash flows presented herein have been included in the financial statements. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results of operations to be expected for the full fiscal year. The condensed financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 have been rounded to the nearest thousands of dollars.

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

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Net loss per common share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board issued Accounting Standards Update (“FASB ASC”) 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. Because the Company reported a net loss in all periods presented, the warrants to purchase 4,000,000 shares of common stock issued in connection with the Offering have not been included in the diluted net loss per share since these securities would reduce the loss per common share and become anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for each period presented.

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

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2015 and December 31, 2014, the Company has a gross deferred tax asset of approximately $290,000 and $205,376, respectively, related to net loss carryforwards and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time. Thus, no asset is recorded on the accompanying balance sheet.

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

There were no unrecognized tax benefits as of September 30, 2015 or December 31, 2014. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2015 or December 31, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by federal, New York State and New York City, and the earliest tax year the Company is subject to exam is 2011. The Company charges state franchise taxes to operations and such amounts were approximately $60,000 and $180,000 for the three and nine months ended September 30, 2015, respectively, and approximately $60,000 and $120,000 for the three and nine months ended September 30, 2014, respectively. To date, franchise taxes have not been paid and are accrued on the balance sheet. We expect to correct any such deficiency prior to or in connection with a Business Combination.

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

Investment securities in the Trust Account at September 30, 2015 consist of an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940 with an investment bank. The Institutional Money Market Account is classified as a Level 1 investment within the fair value hierarchy. There are no holding gains or losses to date and there has been approximately $8,000 and $19,000 of interest income earned for the three and nine months ended September 30, 2015, respectively, and approximately $2,165 and $3,820 of interest income earned for the three and nine months ended September 30, 2014, respectively.

4. RELATED PARTY TRANSACTIONS

The Company issued an aggregate approximately $113,000 of unsecured promissory notes to BCM, an affiliate of the Company, consisting of two, $15,000 unsecured promissory notes to BCM on February 10, 2012 and March 5, 2012 and an approximately $83,000 unsecured promissory note to BCM on April 23, 2012. Due to the short-term nature of the notes, the fair value of the notes approximates their carrying amounts of approximately $113,000. BCM has also committed to loan and /or advance the Company funds from time to time. All of the notes, loans and /or advances are non-interest bearing and payable in full at the closing of the Business Combination.

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Following the closing of the Offering and prior to the consummation of the initial business transaction, BCM has committed to loan the Company funds from time to time of up to $2,000,000, under an Expense Advancement Agreement, also see Note 1. As of September 30, 2015 and December 31, 2014, BCM and/or its principals has advanced approximately $614,000 and $475,000, respectively, which is included in the condensed balance sheets.

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

The 28,375,000 shares of Common Stock issued to the initial stockholders includes an aggregate of 25,106,250 shares of Common Stock that are subject to forfeiture pursuant to the terms of a letter agreement, so that the initial stockholders and their permitted transferees will own no more than 20% of the Company’s issued and outstanding shares after the Business Combination. Under that agreement, 162,763 shares were forfeited upon completion of the Offering and overallotment option as described in Note 1. As such, 28,212,237 shares of the 28,375,000 issued to initial stockholders are outstanding at September 30, 2015 and December 31, 2014. The initial stockholders have agreed that they will not sell or transfer their initial shares until the earlier of: (i) one year after the completion of the Business Combination or earlier if, subsequent to the Business Combination, the last sales price of the Common Stock equals or exceeds $7.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the Business Combination and all public warrants either have been exercised or expired, or (ii) the date on which the Company consummates a liquidation, merger, stock exchange or other similar transaction after the Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property; provided, however, that all or any part of the initial shares may be transferred in a permitted transfer, as described in the prospectus.

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

Results of Operations

We have not generated any revenues to date. Through September 30, 2015, our efforts were limited to organizational activities, our search for a Business Combination and activities related to the Offering. It is unlikely we will have any revenues unless we are able to effect an Business Combination with an operating company, of which there can be no assurance. Our current plan of operation consists solely of our search to identify suitable candidates for our Business Combination.

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

Shortly after the closing of the Offering, the proceeds held in the trust account were invested in an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940. The value of the trust account was $40,025,000 as of September 30, 2015.

For the three and nine months ended September 30, 2015, we had net losses of $128,000 and $346,000, respectively, consisting of accrued franchise taxes, professional fees, expenses related to our search for a target business and general and administrative expenses. This compares with net losses of $152,135 and 305,820, respectively, for the three months and nine months ended September 30, 2014.

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

Liquidity and Capital Resources

As of September 30, 2015, we had assets equal to $40,051,000, comprised of cash, prepaid expenses and funds in our trust account. This compares with assets of $40,041,963 as of December 31, 2014, comprised of cash, prepaid expenses and funds in our trust account. Our current liabilities as of September 30, 2015 totaled approximately $1,205,000, comprised of accounts payable and accrued expenses, accrued franchise taxes, promissory notes issued to Broadband Capital Management LLC (“BCM”) and advances from BCM and/or its affiliates. This compares to our current liabilities as of December 31, 2014 of $849,683, comprised of accounts payable and accrued expenses and the BCM notes and advances.

As of September 30, 2015, we owed BCM and/or its affiliates an aggregate of $727,000, comprised of promissory notes in the amount of $113,000 and advances of $614,000. The notes are payable upon the consummation of our Business Combination, bear no interest and contain a waiver of any and all rights to the funds in the trust account resulting from the consummation of the Offering. The advances bear no interest and are payable upon the consummation of our Business Combination. Following the closing of the Offering and prior to the consummation of the Business Combination, BCM has agreed to loan the Company funds from time to time of up to $2,000,000, including the amounts above, under an Expense Advancement Agreement discussed further below and in Notes 1 and 4 to the financial statements.

Cash flows used in operating activities for the nine months ended September 30, 2015 and 2014 were approximately $146,000 and $157,140, respectively.

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

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 formatted in XBRL: (i) Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014 (audited); (ii) Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014 (unaudited) a; (iii) Statement of Stockholders' Equity for the Nine Months September 30, 2015 (unaudited); (iv) Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014 (unaudited) and (v) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2015	COMMITTED CAPITAL ACQUISITION CORPORATION II

	By:	/s/ Michael Rapp
Michael Rapp
Chief Executive Officer and Chairman
Principal Executive Officer
Principal Financial Officer

