Form 10-K
period 2015-12-31
COMMITTED CAPITAL ACQUISITION Corp II
filed 2016-04-08
CIK 1539892

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 333-192586

Committed Capital Acquisition Corporation II

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-4345803 (I.R.S. Employer Identification No.)

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

The aggregate market value of the outstanding common stock held by non-affiliates, computed by reference to the closing sales price for the Registrant’s common stock on December 31, 2015 the last business day of the registrant's most recently completed fiscal quarter, as reported on the OTCQB marketplace, was approximately $72,106,910.

As of March 30, 2016, there were 19,578,800 (including 162,763 shares previously forfeited) shares of the registrant’s common stock, par value $0.00001 per share, issued and outstanding.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. You should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand), and regulatory conditions and the following:

•	our ability to effect the proposals to amend our amended and restated certificate of incorporation to extend the date before which we must complete a business transaction from April 10, 2016 to April 10, 2017 and to provide that the date for cessation of our operations if we have not completed a business transaction would similarly be extended;
•	if we were to consummate a business transaction prior to the Extended Termination Date, the decision of the Company’s board of directors to not require forfeiture and cancellation of certain founder shares held by the initial stockholders;the reduction of the proceeds held in the trust account due to third party claims;
•	our selection of a prospective target business or asset for the initial business transaction and the inability of our stockholders to affect the determination of our board of directors in respect of such initial business transaction;
•	our issuance of our capital shares or incurrence of debt to complete a business transaction;
•	our ability to consummate an attractive business transaction due to our limited resources and the significant competition for business transaction opportunities;
•	conflicts of interest of our officers, directors and initial stockholders;
•	potential current or future affiliations of our officers and directors with competing businesses;
•	our ability to obtain additional financing if necessary;
•	our initial stockholders’ ability to control or influence the outcome of matters requiring stockholder approval due to their substantial interest in us;
•	the adverse effect the outstanding warrants may have on the market price of our common stock;
•	the adverse effect on the market price of our common stock due to the existence of registration rights with respect to the securities owned by our initial stockholders and private placement investors;
•	the lack of a market for our securities;
•	our dependence on our key personnel;
•	the general business and market outlook;
•	our stockholders’ lack of approval rights over our business transaction;
•	the short exercise period of our warrants;
•	stockholders’ lack of redemption rights in connection with the consummation of our initial business transaction; and
•	the costs of complying with applicable laws.

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

On April 16, 2014, we consummated our initial public offering (the “Offering”) pursuant to a registration statement that was declared effective on April 10, 2014 (the “registration statement”) and sold an aggregate of 7,000,000 units at a price of $5.00 per unit, for gross proceeds of $35,000,000 consisting of 7,000,000 shares of common stock and warrants to purchase an additional 3,500,000 shares of common stock. On April 17, 2014 the representative of the underwriters advised us that it planned to exercise its over-allotment option with respect to 1,000,000 Units (the "Option Units") for gross proceeds of $5,000,000. On April 21, 2014, the closing of the Option Units occurred and we issued 1,000,000 additional units for gross proceeds of $5,000,000 consisting of 1,000,000 shares of common stock and warrants to purchase an additional 500,000 shares of common stock. As a result, an aggregate of $40,000,000 was deposited into the trust account for the benefit of our public stockholders. The common stock sold in the Offering as part of the units are referred to herein as the “public shares” and the warrants sold in the Offering as part of the units are referred to herein as the “public warrants.” The underwriters did not exercise their over-allotment option for the remaining 50,000 Option Units, as a result the initial shareholders forfeited 162,763 initial shares. The lead underwriter for the Offering was a related party.

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

In connection with the Offering, our initial stockholders (“initial stockholders”) and their designees committed to purchase 1,000,000 shares of common stock (or securities convertible into common stock) (the “placement shares”) at a price of $5.00 per share in a private placement transaction for gross proceeds of $5,000,000, which will occur concurrently with the closing of our initial business transaction (the “private placement”).

We are changing certain material terms relating to the consummation of a business transaction. The Company’s IPO prospectus, previous filings with the SEC and insider letter agreements entered into with the initial stockholders all contemplated that the 28,375,000 shares of common stock issued to the initial stockholders included an aggregate of 25,106,250 shares of common stock that are subject to forfeiture pursuant to the terms of the insider letter agreements (of which 16,796,200 shares have been forfeited to date), so that the initial stockholders and their permitted transferees would own no more than 20% of the Company’s issued and outstanding shares after the business transaction based on certain assumptions as disclosed in the IPO prospectus. The Company will no longer be adhering to this agreement that the initial stockholders would own no more than 20% of the Company’s issued and outstanding shares after the business transaction. Accordingly, the board of directors of the Company may choose in its discretion to forfeit and cancel as many initial shares as it determines is appropriate in connection with the initial business transaction, which could include the forfeiture of none of the initial shares. Following a business transaction, the initial stockholders could continue to own all or substantially all of its shares and the public stockholders could own a significantly smaller portion of the total outstanding shares of common stock than as contemplated by the IPO prospectus, previous filings with the SEC and the insider letter agreements. The Company’s IPO prospectus, previous filings with the SEC and insider letter agreements also contemplated a private placement of at least 1,000,000 shares of common stock (or securities convertible into common stock) at $5.00 per share in a private placement to occur concurrently with the closing of the Company’s initial business transaction for gross proceeds of $5,000,000. However, neither the Company nor the initial stockholders that had previously agreed to such placement may adhere to such agreement and accordingly, the size of the private placement will be determined by the board of directors in connection with the initial business transaction, which could result in a smaller or no private placement consummated in connection with the initial business transaction.

Extension Amendment, Trust Amendment and Warrant Conversion Proposal

The Company is holding a special meeting of stockholders on April 8, 2016 to consider and vote upon two proposals to amend the Company’s amended and restated certificate (the “Extension Amendment”) to: (a) extend the date before which the Company must complete a business transaction (the “Termination Date”) from April 10, 2016 (the “Current Termination Date”) to April 10, 2017 (the “Extended Termination Date”), and provide that the date for cessation of operations of the Company if the Company has not completed a business transaction would similarly be extended; and (b) allow holders of the Company’s public shares to redeem their public shares, in connection with the Extension Amendment, for a pro rata portion of the funds available in the trust account (the “trust account”) established in connection with the Company’s initial public offering (“IPO”), and authorize the Company and the trustee to disburse such redemption payments; and (c) a proposal (the “Trust Amendment”) to amend and restate the Company’s investment management trust agreement, dated April 10, 2014 (the “trust agreement”) by and between the Company and Continental Stock Transfer & Trust Company (the “trustee”) to permit distributions from the trust account to pay public stockholders properly demanding redemption in connection with the Extension Amendment and the Trust Amendment; and extend the date on which to commence liquidating the trust account in the event the Company has not consummated a business transaction from the Current Termination Date to the Extended Termination Date.

The Company is also holding a special meeting of its warrantholders on April 8, 2016 where our warrantholders will be asked to consider and vote on a proposal, which we refer to as the “Warrant Conversion Proposal,” to approve an amendment (the “Warrant Amendment”) to the Warrant Agreement, dated as of April 10, 2014 (the “Warrant Agreement”), between the Company and Continental Stock Transfer & Trust Company, to provide for the conversion of all of the 8,000,000 outstanding warrants into an aggregate of 80,000 shares of common stock (so that each warrant is converted into one-hundredth (1/100th) of one share) upon the consummation of a business transaction, and terminate the Warrant Agreement in connection with such conversion, which the Company believes will increase its strategic opportunities and attractiveness to potential target businesses and future investors by eliminating the dilutive impact from the warrants. If the Warrant Conversion Proposal is not approved by the warrantholders, the Company will not effect the Extension Amendment and Trust Amendment unless the board of directors of the Company elects to waive such condition. If the Extension Amendment and Trust Amendment do not become effective, our warrants will expire worthless.

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

Unless the Extension Amendment and Trust Amendment are approved by our stockholders, we have only 24 months from the effectiveness of our registration statement (April 10, 2014), to consummate our initial business transaction. If we do not consummate our initial business transaction within such 24-month period (by April 10, 2016), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate as part of our plan of dissolution and liquidation.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business transaction. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business transaction. The Company’s IPO prospectus, previous filings with the SEC and insider letter agreements also contemplated a private placement of at least 1,000,000 shares of common stock (or securities convertible into common stock) at $5.00 per share in a private placement to occur concurrently with the closing of the Company’s initial business transaction for gross proceeds of $5,000,000. However, neither the Company nor the initial stockholders that had previously agreed to such placement may adhere to such agreement and accordingly, the size of the private placement will be determined by the board of directors in connection with the initial business transaction, which could result in a smaller or no private placement consummated in connection with the initial business transaction. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business transaction. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise other than the private placement.

No stockholder vote or redemption rights on consummation of our business transaction.

Unlike most other blank check companies, we will not provide our stockholders with the opportunity to redeem their shares of our common stock for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account upon the consummation of our initial business transaction. However, we are providing the holders of public shares with the opportunity to elect to redeem their shares in connection with the vote on the Extension Amendment and the Trust Amendment. The Company believes that such redemption right protects the Company’s public stockholders from (i) having to sustain their investments for an unreasonably long period if the Company failed to find a suitable acquisition in the timeframe contemplated by the proposed amended and restated certificate and (ii) continuing as an investor in the Company with material changes to the terms relating to the consummation of an initial business transaction. We will not provide our stockholders with the right to vote on our business transaction unless required by law. If a stockholder vote is required by law, we will conduct a proxy solicitation but will not offer our stockholders the opportunity to redeem their shares of common stock in connection with such vote. Our stockholders will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses or assets, since our board of directors will have the sole discretion and authority to approve and consummate our initial business transaction without seeking stockholder approval.

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

While we do not intend to pursue our initial business transaction with a target business that is affiliated with our initial stockholders, including our officers and directors, or any of our affiliates (including Broadband Capital Management, or "BCM"), we are not prohibited from pursuing such a transaction. In the event we seek to complete our initial business transaction with such a target business, we would obtain an opinion from an independent investment banking firm which is a member of FINRA that such an initial business transaction is fair to our stockholders from a financial point of view and require approval of a majority of the disinterested members of our board of directors. Generally, such opinion is rendered to a company’s board of directors and investment banking firms may take the view that stockholders may not rely on the opinion. Such view will not impact our decision on which investment banking firm to hire.

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

In order to consummate such an initial business transaction, we may issue a significant amount of our debt, equity or other securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt, equity or other securities. There are no limitations on our ability to incur debt or issue securities in order to consummate our initial business transaction. If we issue securities in order to consummate such an initial business transaction, our stockholders could end up owning a minority of the combined company’s voting securities as there is no requirement that our stockholders own a certain percentage of our company (or, depending on the structure of the initial business transaction, an ultimate parent company that may be formed) after our initial business transaction. We have not entered into any such arrangement to issue our debt or equity securities and have no current intention of doing so. The Company’s IPO prospectus, previous filings with the SEC and insider letter agreements also contemplated a private placement of at least 1,000,000 shares of common stock (or securities convertible into common stock) at $5.00 per share in a private placement to occur concurrently with the closing of the Company’s initial business transaction for gross proceeds of $5,000,000. However, neither the Company nor the initial stockholders that had previously agreed to such placement may adhere to such agreement and accordingly, the size of the private placement will be determined by the board of directors in connection with the initial business transaction, which could result in a smaller or no private placement consummated in connection with the initial business transaction.

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

Redemption of common stock and liquidation if no initial business transaction

Unlike most other blank check companies, we will not provide our stockholders with the opportunity to redeem their shares of our common stock for cash in connection with the consummation of our initial business transaction or the right to approve our business transaction. Unless the Extension Amendment and Trust Amendment are approved by our stockholders, we have 24 months from the effectiveness of our registration statement to consummate our initial business transaction (or until April 10, 2016). Pursuant to certain letter agreements entered into at the time of the Offering, each of our officers, directors and initial stockholders have agreed not to take any action to amend or waive any provision of our amended and restated certificate of incorporation relating to our obligation to redeem the public shares if we fail to consummate an initial business transaction during such period in a manner that would limit our obligations to redeem the public shares. We are providing the holders of public shares with the opportunity to elect to redeem their shares in connection with the vote on the Extension Amendment and the Trust Amendment. The Company believes that such redemption right protects the Company’s public stockholders from (i) having to sustain their investments for an unreasonably long period if the Company failed to find a suitable acquisition in the timeframe contemplated by the proposed amended and restated certificate and (ii) continuing as an investor in the Company with material changes to the terms relating to the consummation of an initial business transaction. Unless the Extension Amendment and Trust Amendment are approved by our stockholders, if we do not consummate an initial business transaction within such 24-month period (by April 10, 2016), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate the balance of our net assets to our remaining stockholders, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Such redemption of public shares from our funds in the trust account shall be done automatically by function of our amended and restated certificate of incorporation and prior to any voluntary winding up, although at all times subject to the Delaware General Corporation Law. Pursuant to the terms of our amended and restated certificate of incorporation, our powers following the expiration of the permitted time period for consummating an initial business transaction will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation.

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

Without taking into account any accrued interest to date, we currently have $40,000,000 deposited in the trust account for the benefit of our public stockholders. In the event no initial business transaction is consummated and we are unable to redeem the shares sold in the Offering because such redemption would be in violation of Section 160 of the Delaware General Corporation Law or other applicable law, we intend to submit a plan of dissolution to our public stockholders, requiring a majority of shares voted for approval, in which (i) the proceeds held in our trust account, together with interest, less taxes and amounts released to us for working capital purposes, would be distributed to only our public stockholders on a per share pro rata basis and (ii) the remaining net assets of the company, if any, would be distributed on a per share pro rata basis to our stockholders. If we are required to submit such plan of dissolution to our public stockholders for approval, the initial stockholders have agreed to vote their initial shares in accordance with the majority of the public stockholders. In such a case, we will also hire a proxy solicitor in order to maximize the number of public shares that vote on the plan of dissolution and increase the likelihood of dissolving the company and returning the pro rata portion of the proceeds held in the trust account. Although we believe it is unlikely that we would not be able to redeem the public shares due to the applicability of Section 160 of the Delaware General Corporation Law or other applicable law, if we were required to submit a plan of dissolution to our public stockholders for approval, our public stockholders may be forced to wait longer than 24 months before they receive their pro rata portion of the proceeds from our trust account. To the extent that the public stockholders did not approve such plan of dissolution, our public stockholders would not receive their pro rata portion of the proceeds from our trust account until such approval was obtained.

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

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities which we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, BCM and Mr. Rapp have agreed that each will be liable to us jointly and severally, if and to the extent that any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $5.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, BCM and Mr. Rapp will not be responsible to the extent of any liability for such third party claims. We have not, however, independently verified whether BCM and Mr. Rapp have sufficient funds to satisfy their indemnity obligations or asked BCM and Mr. Rapp to reserve for such indemnification obligations. As such, there is no assurance BCM and Mr. Rapp will be able to satisfy those obligations.

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

Employees and Directors

Our employees currently consist solely of our two executive officers; however, from time to time we utilize the services of outside consultants and advisors in addition to other service providers. Employees of BCM also assist us in performing our search for an initial business transaction. None of these individuals are obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the initial business transaction and the stage of the initial business transaction process we are in. Accordingly, once our management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the initial business transaction (and consequently spend more time on our affairs) than they would prior to locating a suitable target business. In addition, we also anticipate BCM's employees to devote increased time to our activities during such time. We expect our executive officers to devote a reasonable amount of time to our business.

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

We are a development stage company with no operating history and, accordingly, our stockholders will not have any basis on which to evaluate our ability to achieve our business objective.

We are a development stage company and have not conducted any active operations since inception. Since we do not have any operations or an operating history, our stockholders will have no basis upon which to evaluate our ability to achieve our business objective, the focus of which is to acquire through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that we have not yet identified. We have no present revenue and will not generate any revenues or income until, at the earliest, after the consummation of our initial business transaction. We do not know when or if our initial business transaction will occur. The financial statements do not include any adjustments that might result from this uncertainty.

If we are unable to consummate an initial business transaction, and if the Extension Amendment and Trust Amendment are not approved by our stockholders, our public stockholders will be forced to wait the full 24 months from the date of effectiveness of the registration statement or longer, before receiving distributions from our trust account.

If the Extension Amendment and Trust Amendment are not approved by our stockholders, we have 24 months from the effectivess of our registration statement (April 10, 2014) to complete our initial business transaction. If the Extension Amendment and Trust Amendment are not approved by our stockholders and we do not consummate our initial business transaction by such time (by April 10, 2016), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate the balance of our net assets to our remaining stockholders. If we redeem such shares, such redemption must comply with the applicable provisions of the Delaware General Corporation Law, including Section 160 thereof, governing rights of redemption. Upon the termination of our corporate existence, the balance of our net assets will be distributed to our remaining stockholders. In the event we are unable to redeem the public shares in compliance with Section 160 of the Delaware General Corporation Law, compliance with Delaware law may require that we submit a plan of dissolution and liquidation to our then stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, investors may be forced to wait beyond 24 months from the date of effectiveness of the registration statement before the liquidation proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. To the extent that the public stockholders did not approve such plan of dissolution, our public stockholders would not receive their pro rata portion of the proceeds from our trust account until such approval was obtained. Except for the above redemption, we have no obligation to return funds to investors prior to the date of our liquidation. Only upon our liquidation will public stockholders be entitled to liquidation distributions if we are unable to complete our initial business transaction.

We may not be able to consummate our initial business transaction within the required timeframe, in which case we will be forced to redeem our public shares and liquidate.

If the Extension Amendment and Trust Amendment are not approved by our stockholders,we have 24 months from the effectivess of our registration statement (April 10, 2014) to consummate our initial business transaction. Pursuant to certain letter agreements entered into at the Offering, each of our officers, directors and initial stockholders have agreed not to take any action to amend or waive any provision of our amended and restated certificate of incorporation relating to our obligation to redeem the public shares if we fail to consummate an initial business transaction in a manner that would limit our obligations to redeem the public shares. We are providing the holders of public shares with the opportunity to elect to redeem their shares in connection with the vote on the Extension Amendment and the Trust Amendment. The Company believes that such redemption right protects the Company’s public stockholders from (i) having to sustain their investments for an unreasonably long period if the Company failed to find a suitable acquisition in the timeframe contemplated by the proposed amended and restated certificate and (ii) continuing as an investor in the Company with material changes to the terms relating to the consummation of an initial business transaction. If the Extension Amendment and Trust Amendment are not approved by our stockholders and we do not consummate our initial business transaction within such 24-month period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval our remaining stockholders and our board of directors, dissolve and liquidate the balance of our net assets to our remaining stockholders. We may not be able to find a suitable target business within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any prospective target may be reduced as we approach the deadline for the consummation of our initial business transaction.

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

Changes to material terms relating to the consummation of a business transaction are less advantageous to our public stockholders and may benefit the initial stockholders, including our officers and directors.

The Company is changing certain material terms relating to the consummation of a business transaction. The Company’s IPO prospectus, previous filings with the SEC and insider letter agreements entered into with the initial stockholders all contemplated that the 28,375,000 shares of common stock issued to the initial stockholders included an aggregate of 25,106,250 shares of common stock that are subject to forfeiture pursuant to the terms of the insider letter agreements (of which 16,796,200 shares have been forfeited to date), so that the initial stockholders and their permitted transferees would own no more than 20% of the Company’s issued and outstanding shares after the business transaction based on certain assumptions as disclosed in the IPO prospectus. The Company will no longer be adhering to this agreement that the initial stockholders would own no more than 20% of the Company’s issued and outstanding shares after the business transaction. Accordingly, the board of directors of the Company may choose in its discretion to forfeit and cancel as many initial shares as it determines is appropriate in connection with the initial business transaction, which could include the forfeiture of none of the initial shares. Following a business transaction, the initial stockholders could continue to own all or substantially all of its shares and the public stockholders could own a significantly smaller portion of the total outstanding shares of common stock than as contemplated by the IPO prospectus, previous filings with the SEC and the insider letter agreements.

In addition, the Company’s IPO prospectus, previous filings with the SEC and insider letter agreements also contemplated a private placement of at least 1,000,000 shares of common stock (or securities convertible into common stock) at $5.00 per share in a private placement to occur concurrently with the closing of the Company’s initial business transaction for gross proceeds of $5,000,000. However, neither the Company nor the initial stockholders that had previously agreed to such placement may adhere to such agreement and accordingly, the size of the private placement will be determined by the board of directors in connection with the initial business transaction, which could result in a smaller or no private placement consummated in connection with the initial business transaction.

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

On and after the time we consummated the Offering, any amounts that we need to pay our income or other tax obligations or to fund our expenses relating to investigating and selecting a target business and other working capital requirements have been and will be funded solely from loans and/or advances provided to us from BCM and/or its affiliates and interest earned on the trust account balance, net of taxes payable on such interest. Our board of directors will review and approve all of our significant expenditures. We believe that the funds available to us will be sufficient to allow us to operate untl April 10, 2016 or April 10, 2017 if the Extension Amendment and Trust Amendment are approved by our stockholders, assuming that our initial business transaction is not consummated during that time. However, we cannot assure you that our estimates will be accurate or that BCM and/or its affiliates will make such loans as necessary. If we do not have enough loans to fund our operations, we may not be able to complete our initial business transaction.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 250,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share. As of March 30, 2016, there were 230,421,200 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares of common stock upon full exercise of our warrants 226,421,000, or, if the Warrant Proposal is approved, upon exchange of our outstanding warrants, a total of 230,341,200 will be available for issuance). Although we have no commitment, we may issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete our initial business transaction. In addition, we are not prohibited from selling any additional shares of common stock, units or other securities at a purchase price less than the Offering price. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business transaction, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

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

Our officers and directors are affiliated with other entities, and hold positions in such other entities that give rise to fiduciary and other similar duties to such other entities. For example, Mr. Rapp, our Chairman, is the chairman of BCM, a registered broker-dealer, and is also a director of Omtool, Ltd., a provider of document and information handling solutions that control the enterprise document lifecycle. As such, Mr. Rapp is obligated to present corporate opportunities relating to the broker-dealer business and enterprise document and information handling solutions business to BCM and Omtool, Ltd., respectively, prior to presenting such opportunities to us. Mr. Wagenheim is the Vice Chairman of BCM and owes fiduciary duties to BCM similar to those of Mr. Rapp. In addition, Messrs. Rapp and Wagenheim are officers and directors of Committed Capital Acquisition Corporation III, which is a shell company and Immunome, Inc., an immuno-oncology company.

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

As of March 27, 2016, our initial stockholders, including our officers and directors, own an aggregate of 11,578,800 initial shares of common stock, a portion of which may be subject to forfeiture, including 16,796,200 initial shares that have been forfeited to date. The Company’s IPO prospectus, previous filings with the SEC and insider letter agreements entered into with the initial stockholders all contemplated that the 28,375,000 shares of common stock issued to the initial stockholders included an aggregate of 25,106,250 shares of common stock that are subject to forfeiture pursuant to the terms of the insider letter agreements (of which 16,796,200 shares have been forfeited to date), so that the initial stockholders and their permitted transferees would own no more than 20% of the Company’s issued and outstanding shares after the business transaction based on certain assumptions as disclosed in the IPO prospectus. The Company will no longer be adhering to this agreement that the initial stockholders would own no more than 20% of the Company’s issued and outstanding shares after the business transaction. Accordingly, the board of directors of the Company may choose in its discretion to forfeit and cancel as many initial shares as it determines is appropriate in connection with the initial business transaction, which could include the forfeiture of none of the initial shares. Following a business transaction, the initial stockholders could continue to own all or substantially all of its shares and the public stockholders could own a significantly smaller portion of the total outstanding shares of common stock than as contemplated by the IPO prospectus, previous filings with the SEC and the insider letter agreements.

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

The requirement that we complete our initial business transaction by April 10, 2016 (or April 10, 2017 if the Extension Amendment and Trust Amendment are approved by our stockholders) may give potential target businesses leverage over us in negotiating an initial business transaction and may decrease our ability to conduct due diligence on potential initial business transaction targets as we approach our deadline, which could undermine our ability to consummate our initial business transaction on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning an initial business transaction will be aware that we must consummate our initial business transaction by the 24 month anniversary of the effectivess of our registration statement (or April 10, 2017 if the Extension Amendment and Trust Amendment are approved by our stockholders). Consequently, such target businesses may obtain leverage over us in negotiating an initial business transaction, knowing that if we do not complete our initial business transaction with that particular target business, we may be unable to complete an initial business transaction with any target business. This risk will increase as we get closer to the deadlines described above. In addition, we may have limited time to conduct due diligence and may enter into an initial business transaction on terms that we would have rejected upon a more comprehensive investigation.

The requirement that we complete an initial business transaction by April 10, 2016 (or April 10, 2017 if the Extension Amendment and Trust Amendment are approved by our stockholders) may motivate our officers and directors to approve an initial business transaction that is not in the best interests of stockholders.

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

As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business transaction activities more easily than other blank check companies, and this may increase our ability to consummate an initial business transaction with which our stockholders do not agree. However, we and our initial stockholders have agreed not to take any action to amend or waive any provision of our amended and restated certificate of incorporation to allow us not to redeem our public shares if we do not complete our initial business transaction within 24 months from the date of effectiveness of the registration statement. However, we are providing the holders of public shares with the opportunity to elect to redeem their shares in connection with the vote on the Extension Amendment and the Trust Amendment. The Company believes that such redemption right protects the Company’s public stockholders from (i) having to sustain their investments for an unreasonably long period if the Company failed to find a suitable acquisition in the timeframe contemplated by the proposed amended and restated certificate and (ii) continuing as an investor in the Company with material changes to the terms relating to the consummation of an initial business transaction.

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

We believe that the proceeds of the Offering currently held in trust $40,000,000 will be sufficient to allow us to consummate an initial business transaction. However, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Offering and private placement prove to be insufficient, either because of the size of our initial business transaction or the depletion of the available net proceeds in search of a target business, and if we are unable to secure further loans from BCM and/or its affiliates or our initial stockholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business transaction, we would be compelled to either restructure the transaction or abandon that particular business transaction and seek an alternative target business candidate. None of our officers, directors or initial stockholders are required to provide any financing to us in connection with or after our initial business transaction. The Company’s IPO prospectus, previous filings with the SEC and insider letter agreements also contemplated a private placement of at least 1,000,000 shares of common stock (or securities convertible into common stock) at $5.00 per share in a private placement to occur concurrently with the closing of the Company’s initial business transaction for gross proceeds of $5,000,000. However, neither the Company nor the initial stockholders that had previously agreed to such placement may adhere to such agreement and accordingly, the size of the private placement will be determined by the board of directors in connection with the initial business transaction, which could result in a smaller or no private placement consummated in connection with the initial business transaction.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect an initial business transaction.

In connection with the Offering, we issued warrants to purchase up to 4,000,000 shares of common stock. To the extent we issue shares of common stock to effect an initial business transaction, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete our initial business transaction. Therefore, our warrants may make it more difficult to effectuate an initial business transaction or increase the cost of acquiring the target business. Given the potential that a meaningful number of public shares will be redeemed in connection with the Extension Amendment proposed at the special meeting of stockholders, the board of directors believes that is in the Company’s best interest to eliminate the dilutive impact of the warrants. Otherwise, the board of directors believes that the number of shares underlying the warrants in proportion to the total capitalization would make the Company unattractive to potential target businesses and investors. Therefore, the board of directors of the Company decided to propose the elimination of the potential dilution from the warrants by amending the warrant agreement so that each warrant is converted into one-hundredth (1/100th) of one share upon the consummation of a business transaction and to terminate the Warrant Agreement in connection with such conversion, and to terminate the Warrant Agreement in connection with such conversion. The board of directors of the Company believes that the Warrant Conversion Proposal will increase the Company’s opportunities and attractiveness to potential target businesses and future investors if the Extension Amendment and Trust Amendment become effective. If the Warrant Conversion Proposal is not approved by the warrantholders, the Company will not effect the Extension Amendment and Trust Amendment unless the board of directors of the Company elects to waive such condition. If the Extension Amendment and Trust Amendment do not become effective, our warrants will expire worthless.

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

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to extend the exercise period, reduce the exercise price, cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants in order to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in an adverse way to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding warrants is unlimited, examples of such adverse amendments could be amendments to increase the exercise price of the warrants or decrease the number of shares of our common stock purchasable upon exercise of a warrant, among other things. We are holding a special meeting of our warrantholders on April 8, 2016 where our warrantholders will be asked to consider and vote on the Warrant Conversion Proposal to approve an amendment to the Warrant Agreement to provide for the conversion of all of the 8,000,000 outstanding warrants into an aggregate of 80,000 shares of common stock (so that each warrant is converted into one-hundredth (1/100th) of one share) upon the consummation of a business transaction, and terminate the Warrant Agreement in connection with such conversion. If the Warrant Conversion Proposal is not approved by the warrantholders, we will not effect the Extension Amendment and Trust Amendment unless our board of directors elects to waive such condition. If the Extension Amendment and Trust Amendment do not become effective, our warrants will expire worthless.

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

From May 19, 2011 to February 10, 2014, we sold an aggregate of 28,375,000 shares of common stock to our initial stockholders for an aggregate purchase price of $25,050, or an average of $0.001 per share. Since our public stockholders purchased our units in the Offering at a per-unit price of $5.00, a conflict of interest may arise because our initial stockholders have a lower cost basis in their investment. As a result, our initial stockholders could profit from our initial business transaction even though such initial business transaction may be unprofitable for public stockholders.

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

As of December 31, 2015, there was no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

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

	Fiscal Year 2015
	Units		Common Stock		Warrants

	High	Low	High	Low	High	Low

First Quarter	$4.75	$4.15	$4.50	$4.50	(2)	(2)
Second Quarter	$4.50	$4.44	(1)	(1)	(2)	(2)
Third Quarter	$4.80	$4.48	(1)	(1)	(2)	(2)
Fourth Quarter (1)	$4.50	$4.35	$4.60	$4.60	(2)	(2)

(1)	Our common stock did not trade during the indicated time period, therefore, pricing information is unavailable.
(2)	Our warrants did not trade during the indicated time period, therefore, pricing information is unavailable.

Holders

As of March 30, 2016, there were 39 holders of record of our common stock, 2 holders of record of our warrants and 6 holders of record of our units.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the three months ended December 31, 2015.

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

Results of Operations

Through December 31, 2015, our efforts have been limited to organizational activities, activities relating to the Offering and our search for an initial business transaction. No revenue has been generated for the year ended December 31, 2015. It is unlikely we will have any revenues unless we are able to effect an initial business transaction with an operating company, of which there can be no assurance. Our current plan of operation consists solely of our search to identify suitable candidates for our initial business transaction.

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

Shortly after the closing of the Offering, the proceeds held in the trust account were invested in an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940. The value of the trust account was $40,038,000 as of December 31, 2015.

For the year ended December 31, 2015, we had a net loss of $440,000, consisting of expense due to our activities in relation to the search for an initial business transaction, expenses due to the preparation and filing of our reports with the SEC, franchise tax and the Offering. This compares with a net loss of $480,609 for the year ended December 31, 2014, consisting of expense due to our activities in relation to the search for an initial business transaction, expenses due to the preparation and filing of our reports with the SEC, franchise tax and the Offering.

We will not generate any operating revenues until after the consummation of our initial business transaction, at the earliest. We will continue to generate non-operating income in the form of interest income on cash and cash equivalents in the trust account. We expect to incur increased expenses throughout as a result of activities relating to our initial business transaction, including due diligence expenses. As we expect to continue to generate net losses, we do not anticipate incurring substantial income or other tax expense (other than state franchise taxes) until the consummation of our initial business transaction, at the earliest.

Liquidity and Capital Resources

As of December 31, 2015, we had assets equal to $40,047,000, comprised of cash, cash in the trust account and prepaid expenses. This compares with assets of $40,041,963, comprised of cash, cash in the trust account and prepaid expenses as of December 31, 2014. Our current liabilities as of December 31, 2015 totaled approximately $1,295,000, comprised of accounts payable and accrued expenses, accrued franchise taxes, promissory notes issued to BCM and advances from BCM and/or its affiliated persons. This compares to our current liabilities as of December 31, 2014 of $849,683, comprised of accounts payable and accrued expenses, accrued franchise taxes, promissory notes issued to BCM and advances from BCM and/or its affiliated persons.

As of December 31, 2015, we owed BCM and its affiliates an aggregate of $750,000, comprised of promissory notes in the amount of $112,500 and advances of $637,000. The notes are payable upon the consummation of our initial business transaction, bear no interest and contain a waiver of any and all rights to the funds in the trust account. The advances bear no interest and are payable upon the consummation of our initial business transaction. Following the closing of the Offering and prior to the consummation of our initial business transaction, BCM has agreed to advance the Company funds from time to time of up to $2,000,000, including the amounts above, under an Expense Advancement Agreement discussed further below and in Notes 1 and 4 to the financial statements. The funds may alternately come directly from BCM's affiliates.

Cash flows provided by (used in) operating activities for the years ended December 31, 2015 and 2014, were approximately $(183,000) and $(243,279), respectively.

We intend to use substantially all of the funds held in the trust account (net of taxes and amounts released to us for working capital purposes) and proceeds from the private placement to consummate our initial business transaction. We estimate our annual Delaware and New York State and City franchise tax obligations, based on the number of shares of our authorized and outstanding capital stock to be approximately $420,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate our initial business transaction, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We believe that interest earned on the funds in the trust account released to us for working capital purposes, if any, and proceeds of the advances provided to us from BCM and/or its affiliates, and cooperation from our professional service providers will be sufficient to allow us to operate until April 10, 2016 (or April 10, 2017 if the Extension Amendment and Trust Amendment are approved by our stockholders), assuming that a business combination is not consummated during that time. All the expenses relating to the Offering were funded by proceeds from loans and advances from BCM. Prior to the consummation of our initial business transaction, in order to fund all expenses relating to investigating and selecting a target business, negotiating an acquisition agreement and consummating such acquisition and our other working capital requirements, BCM has agreed to advance us funds from time to time, or at any time, up to $2,000,000. Alternately, these advances may come directly from BCM's affiliates. All these advances will be due and payable upon the completion of our initial business transaction and will be on terms that waive any and all rights to the funds in the trust account. We can provide no assurance that we can continue to satisfy our cash requirements for at least the next twelve months.

The terms of such loans and advances will not have any recourse against the trust account nor pay any interest prior to the consummation of our business transaction and be no more favorable than could be obtained by a third party.

We do not believe we will need to raise additional funds other than the loans and advances provided or to be provided to us from BCM and/or its affiliates until the consummation of our initial business transaction to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business transaction that is presented to us. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business transaction. The Company’s IPO prospectus, previous filings with the SEC and insider letter agreements also contemplated a private placement of at least 1,000,000 shares of common stock (or securities convertible into common stock) at $5.00 per share in a private placement to occur concurrently with the closing of the Company’s initial business transaction for gross proceeds of $5,000,000. However, neither the Company nor the initial stockholders that had previously agreed to such placement may adhere to such agreement and accordingly, the size of the private placement will be determined by the board of directors in connection with the initial business transaction, which could result in a smaller or no private placement consummated in connection with the initial business transaction.

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

The information required by this item appears beginning on page F-1 of this Annual Report.

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

As of December 31, 2015, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permits us to provide only management’s report in this annual report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during our last fiscal quarter of the year ended December 31, 2015, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers as of the date of this Annual Report are as follows:

Name	Age	Position	Term
Michael Rapoport (a/k/a Michael Rapp)	48	Chief Executive Officer and Chairman	May 19, 2011 through present

Philip Wagenheim	45	President, Secretary and Director	May 19, 2011 through present

Michael Rapp is our Chief Executive Officer and Chairman of our board of directors. Mr. Rapp has over 25 years of experience in the financial industry and is the co-founder and chairman of Broadband Capital Management LLC since 2000. BCM is a boutique investment bank and broker-dealer which has arranged financings, provided advisory services for, invested in, and has held interests in a diverse portfolio of high-growth companies. BCM has led numerous initial public offerings and private placements and has also specialized in providing its clients solutions with regard to accessing the capital markets through non-traditional methods such as SPACs and reverse mergers. From February 2009, Mr. Rapp currently serves as a member of the board of directors of Omtool, Ltd and Immunome, Inc. From March 2006 until October 2013, Mr. Rapp served as the president and chairman of Committed Capital Acquisition Corporation, a blank check company that consummated a business combination with The One Group, LLC and is quoted on NASDAQ under the symbol “STKS”. Prior to co-founding BCM in 2000, Mr. Rapp was a managing director and co-founder of Oscar Gruss & Son’s Private Client Group beginning in 1997. From 1994 through 1997, Mr. Rapp worked at PaineWebber serving as a senior vice president of investments. From 1990 to 1994, Mr. Rapp worked at Prudential Securities serving as a senior vice president of investments. Mr. Rapp received his Bachelor of Arts degree in psychology from the University of Michigan-Ann Arbor in 1989. Mr. Rapp’s given surname is Rapoport, however, he uses the alias “Rapp” because it is a short and convenient name to use for business purposes.

As our chairman, Mr. Rapp will have general supervision and control of our activities, including matters relating to the initial business transaction, subject to the ultimate authority of our board of directors, and shall be responsible for the execution of the policies of our board of directors with respect to such matters. Mr. Rapp’s experience, qualifications, attributes and skills that led to the conclusion that he should serve as chairman of our board of directors include his background of 25 years in the financial industry, and his substantial experience in identifying and investing in a wide variety of businesses.

Philip Wagenheim is our President, Secretary and a director. Mr. Wagenheim has over 20 years of experience in the financial industry and is currently the vice chairman of BCM. From March 2006 until October 2013, Mr. Wagenheim has served as the secretary and director of Committed Capital Acquisition Corporation, a blank check company that consummated a business combination with The One Group, LLC and is quoted on NASDAQ under the symbol “STKS”. Prior to co-founding BCM in 2000, Mr. Wagenheim was a managing director and co-founder of Oscar Gruss & Son’s Private Client Group in 1997. From 1994 to 1997, Mr. Wagenheim worked at PaineWebber and from 1992 to 1994, Mr. Wagenheim worked at Prudential Securities. Mr. Wagenheim served on the board of Zynerba Pharmaceuticals from May 2014 through its IPO in August 2015 and is currently on the board of Immunome, Inc. Mr. Wagenheim received his degree in Business Administration from the University of Miami in 1992. Mr. Wagenheim’s experience, qualifications, attributes and skills that led to the conclusion that he should serve on our board of directors include his experience as a co-founder and vice-chairman of BCM, his other business experience and education.

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

Director Independence

Since our securities are quoted on OTC Markets, we do not intend to establish a board of directors comprised of a majority of independent directors until after we consummate our initial business transaction.

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

Conflicts of Interest

Investors in our company should also be aware of the following potential conflicts of interest:

•	None of our officers or directors is required to commit his full time to our affairs and, accordingly, each may have conflicts of interest in allocating his time among various business activities. None of our other initial stockholders are obligated to commit any time to our affairs.

•	Our officers and directors are affiliated with other entities, and hold positions in such entities that give rise to fiduciary and similar duties to such other entities. Accordingly, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Such officers and directors may become subject to conflicts of interest regarding us and other business ventures in which they may be involved, which conflicts may have an adverse effect on our ability to consummate an initial business transaction.

•	As of April 7, 2016, our initial stockholders, including our officers and directors, own an aggregate of 11,578,800 initial shares of common stock, a portion of which may be subject to forfeiture, including 16,796,200 initial shares to be forfeited based on the exercise of less than 100% of the over-allotmentthat have been forfeited to date. The Company’s IPO prospectus, previous filings with the SEC and insider letter agreements entered into with the initial stockholders all contemplated that the 28,375,000 shares of common stock issued to the initial stockholders included an aggregate of 25,106,250 shares of common stock that are subject to forfeiture pursuant to the terms of the insider letter agreements (of which 16,796,200 shares have been forfeited to date), so that the initial stockholders and their permitted transferees would own no more than 20% of the Company’s issued and outstanding shares after the business transaction based on certain assumptions as disclosed in the IPO prospectus. The Company will no longer be adhering to this agreement that the initial stockholders would own no more than 20% of the Company’s issued and outstanding shares after the business transaction. Accordingly, the board of directors of the Company may choose in its discretion to forfeit and cancel as many initial shares as it determines is appropriate in connection with the initial business transaction, which could include the forfeiture of none of the initial shares. Following a business transaction, the initial stockholders could continue to own all or substantially all of its shares and the public stockholders could own a significantly smaller portion of the total outstanding shares of common stock than as contemplated by the IPO prospectus, previous filings with the SEC and the insider letter agreements.

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

Mr. Rapp, our Chairman, is the chairman of BCM, a registered broker-dealer, and is also a director of Omtool, Ltd., a provider of document and information handling solutions that control the enterprise document lifecycle. As such, Mr. Rapp is obligated to present corporate opportunities relating to the broker-dealer business and enterprise document and information handling solutions business to BCM and Omtool, Ltd., respectively, prior to presenting such opportunities to us. Mr. Wagenheim is the Vice Chairman of BCM and owes fiduciary duties to BCM similar to those of Mr. Rapp. [update]

Although we do not intend to enter into an initial business transaction with a target business that is affiliated with our initial stockholders, directors or officers, or any of our affiliates (including BCM), we are not prohibited from doing so. In the event we enter into such a transaction, we will obtain an opinion from an independent investment banking firm that is a member of FINRA that such an initial business transaction is fair to our stockholders from a financial point of view. Furthermore, in no event will any of our initial stockholders, including our officers and directors, or any of their respective affiliates, be paid any finder’s fee, consulting fee or any other form of compensation, prior to, or for any services they render in connection with, the consummation of an initial business transaction. However, upon the closing of our initial business transaction, our board of directors will have the sole discretion to determine the number of initial shares to be forfeited by each of our initial stockholders. As a result, certain of our initial stockholders may forfeit a lesser number of their initial shares than other initial stockholders if our board of directors determines that such individuals played a more prominent role in identifying, evaluating and closing an initial business transaction.

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

As a voluntary filer, we are not subject to compliance with Section 16(a) of the Exchange Act.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of April 7, 2016 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owners	Amount and nature of beneficial ownership	Percentage of outstanding common stock
Directors and Officers and 5% Beneficial Owners:
Michael Rapp(1,2) 712 Fifth Avenue New York, New York 10019	2,418,750	12.3%
Philip Wagenheim(1,2,3) 712 Fifth Avenue New York, New York 10019	956,250	4.9%
All directors and officers as a group (2 persons)	3,375,000	17.2%

(1)	Based on 19,578,800 shares of common stock outstanding as of March 30, 2016. The initial shares held by the stockholders named above will be subject to forfeiture as described in this Annual Report.

(2)	Each of Messrs. Rapp and Wagenheim own 0.22% and 0.22%, respectively, of the membership interests of Committed Capital Holdings II LLC. Mr. Rapp is the managing member of Committed Capital Holdings II LLC, and the 450,000 shares of our common stock beneficially owned by Committed Capital Holdings II LLC are included in the ownership numbers of Mr. Rapp because he holds voting and investment control over such shares of common stock. Based on their membership interests in Committed Capital Holdings II LLC, Messrs. Rapp and Wagenheim each have a pecuniary interest in 1,000 and 1,000 shares of our common stock owned by Committed Capital Holdings II LLC, respectively.

(3)	300,000 of such shares are held by BCM X5 Holdings, LLC, of which Mr. Wagenheim is the managing member

Forfeiture of Initial Shares

As of April 7, 2016, our initial stockholders collectively own an aggregate of 19,578,800 initial shares, excluding 16,796,200 forfeited to date. The remaining initial shares will be subject to forfeiture in an amount such that the aggregate number of initial shares beneficially owned by our initial stockholders would equal 20.0% of our issued and outstanding common stock after giving effect to (i) a private placement and (iii) any exercises of the public warrants. If shares of common stock are issued in the initial business transaction, the initial shares will not be subject to any adjustment and the beneficial ownership of the initial stockholders, as a percentage of the outstanding shares of common stock, will decrease.

Our initial stockholders will be required to forfeit (i) up to 8,734,943 initial shares on a pro rata basis if the public warrants are not exercised in full, and (ii) up to an aggregate of 25,106,250 initial shares based on the contribution made by each of our initial stockholders in identifying and evaluating potential target businesses and consummating the initial business transaction. In respect of the 25,106,250 initial shares subject to forfeiture, our board of directors will have the sole discretion to decide how many initial shares will be forfeited by each initial stockholder. In determining the number of initial shares to be forfeited by each initial stockholder, our board of directors may take into account various factors including, but not limited to the individual effort that each initial stockholder provided in introducing us to the target of our initial business transaction, the role and involvement of each such person throughout the due diligence, negotiation and transaction process, and other contributions made by each such person in connection with our initial business transaction. As we are unable to predict what industry our initial business transaction will be in, we are unable to make the determination of whose skills, contacts and knowledge base will be best suited to help us until after we consummate the initial business transaction. Our board of directors will determine which of our initial stockholders is most likely to be helpful in the future growth of our post-initial business transaction efforts going forward. Retention of initial shares will, in significant part, be based on the board's assessment of the likely degree of future participation in such endeavors. The board will decide in its sole discretion which of the initial stockholders' prospective contributions to the post-initial business transaction business will likely be most beneficial. There is no assurance that any such stockholders will have specific expertise in the industry in which our initial business transaction is consummated. In such case, the board will evaluate potential usefulness of broadly based business expertise and relationships. The aggregate number of initial shares to be forfeited shall be determined by our board of directors.

The Company’s IPO prospectus, previous filings with the SEC and insider letter agreements entered into with the initial stockholders all contemplated that the 28,375,000 shares of common stock issued to the initial stockholders included an aggregate of 25,106,250 shares of common stock that are subject to forfeiture pursuant to the terms of the insider letter agreements (of which 16,796,200 shares have been forfeited to date), so that the initial stockholders and their permitted transferees would own no more than 20% of the Company’s issued and outstanding shares after the business transaction based on certain assumptions as disclosed in the IPO prospectus. If the Extension Amendment is approved, the Company will no longer be adhering to this agreement that the initial stockholders would own no more than 20% of the Company’s issued and outstanding shares after the business transaction. Accordingly, the board of directors of the Company may choose in its discretion to forfeit and cancel as many initial shares as it determines is appropriate in connection with the initial business transaction, which could include the forfeiture of none of the initial shares. Following a business transaction, the initial stockholders could continue to own all or substantially all of its shares and the public stockholders could own a significantly smaller portion of the total outstanding shares of common stock than as contemplated by the IPO prospectus, previous filings with the SEC and the insider letter agreements.

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

On February 10, 2012 and March 5, 2012, we entered into two promissory notes for $15,000 each with BCM. On April 23, 2012 we entered into a promissory note for $82,500 with BCM. The notes are payable upon the consummation of our initial business transaction, bear no interest and contain a waiver of any and all rights to the funds in the trust account resulting from the consummation of the Offering. Accordingly, the notes will become worthless and will not be repaid unless and until the consummation of our initial business transaction. In addition, we expect to enter into further notes with BCM to fund our expenses described herein.

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

KPMG LLP was previously the principal accountants of Committed Capital Acquisition Corporation II (the “Company”). On August 6, 2015, the Board of Directors (the “Board”) of the Company, notified KPMG LLP that it had been dismissed as the Company’s independent registered public accounting firm. On and effective as of that same date, the Board approved and the Company entered into an engagement letter with Withum Smith + Brown, PC (“Withum”) and engaged Withum as the Company’s independent registered public accounting firm. The following is a summary of fees paid or to be paid to Withum and KPMG LLP for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings. Audit fees paid or to be paid to Withum are $52,000 for the audits related to the years ended December 31, 2015 and 2014. KPMG was paid $35,000 for the audit related to the year ended December 31, 2014.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2015 and 2014, we did not pay Withum or KPMG for consultations concerning financial accounting and reporting standards.

Tax Fees

There were no fees billed by Withum for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2015 or December 31, 2014.

All Other Fees

There were no fees billed by Withum for other products and services during the fiscal year ended December 31, 2015 and the fiscal year ended December 31, 2014.

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

COMMITTED CAPITAL ACQUISITION CORPORATION

Dated: April 8, 2016	By:	/s/ Michael Rapp
Michael Rapp President and Director
Principal Accounting Officer
Principal Financial Officer Principal Executive Officer

Dated: April 8, 2016	By:	/s/ Philip Wagenheim
Philip Wagenheim
Secretary and Director

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ Michael Rapp	Chief Executive Officer, Chairman and Director	April 8, 2016
Michael Rapp

/s/ Philip Wagenheim	President, Secretary and Director	April 8, 2016
Philip Wagenheim

EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Form 8-K filed on April 16, 2014).
3.2	Amended and Restated Bylaws (Incorporated by reference to Form 8-K filed on April 16, 2014).
4.1	Specimen Unit Certificate (Incorporated by reference to Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-192586) filed on March 28, 2014).
4.2	Specimen Common Stock Certificate (Incorporated by reference to Registration Statement on Form S-1 (File No. 333-192586) filed on November 27, 2013).
4.3	Specimen Warrant Certificate (Incorporated by reference to Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-192586) filed on March 28, 2014).
4.4	Warrant Agreement, dated April 10, 2014, by and between the Registrant and Continental Stock Transfer & Trust Company (Incorporated by reference to Form 8-K filed on April 16, 2014).
10.1	Investment Management Trust Agreement, dated April 10, 2014, by and between the Registrant and Continental Stock Transfer & Trust Company (Incorporated by reference to Form 8-K filed on April 16, 2014).

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

32.1	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Scheme Document

101. CAL	XBRL Taxonomy Extension Calculation Link base Document

101. DEF	XBRL Taxonomy Extension Definition Link base Document

101. LAB	XBRL Taxonomy Label Link base Document

101. PRE	XBRL Extension Presentation Link base Document

Committed Capital Acquisition Corporation II

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Committed Capital Acquisition Corporation II:

We have audited the accompanying balance sheets of Committed Capital Acquisition Corporation II (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Committed Capital Acquisition Corporation II as of December 31, 2015 and 2014 and the results of its operations and its cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ WithumSmith + Brown, PC

Morristown, New Jersey
April 7, 2016

Committed Capital Acquisition Corporation II

BALANCE SHEETS

	December 31,	December 31,
	2015	2014

ASSETS
Current Assets
Cash	$8,000	$29,293
Prepaid expenses	1,000	6,019
Total Current Assets	9,000	35,312

Investment in Trust Account	40,038,000	40,006,651

Total Assets	$40,047,000	$40,041,963

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$112,000	$70,000
Accrued offering expenses	13,000	12,517
Accrued franchise taxes	420,000	180,000
Notes payable, related party	113,000	112,500
Advances, related party	637,000	474,666
Total Current Liabilities	1,295,000	849,683
Total Liabilities	1,295,000	849,683
COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 250,000,000 shares authorized; 36,212,237 shares issued and outstanding at December 31, 2015 and December 31, 2014	-	362
Additional paid-in capital	39,674,000	39,674,087
Accumulated deficit	(922,000)	(482,169)
Total Stockholders’ Equity	38,752,000	39,192,280
Total Liabilities and Stockholders’ Equity	$40,047,000	$40,041,963

The accompanying notes are an integral part of the financial statements

Committed Capital Acquisition Corporation II

STATEMENTS OF OPERATIONS

	Year ended December 31,
	2015	2014

Revenue	$-	$-

General and Administrative Expenses and Franchise Taxes	471,000	487,260

Loss from Operations	(471,000)	(487,260)

Interest and Dividend Income	31,000	6,651

Net Loss Attributable to Common Stockholders	$(440,000)	$(480,609)

Weighted Average Number of Common Shares Outstanding	36,212,000	33,453,467

Basic and Diluted Net Loss per Share Attributable to Common Stockholders	$(0.01)	$(0.01)

The accompanying notes are an integral part of the financial statements

Committed Capital Acquisition Corporation II

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2014 and 2015

	Common Stock		Additional Paid-in	Accumulated	Common Stock	Total Stockholders'
	Shares	Amount	Capital	Deficit	Receivable	Equity
BALANCE, DECEMBER 31, 2013	23,375,000	$234	$19,816	$(1,560)	$(4,000)	$14,490
Sale of common stock issued to certain initial stockholders on various dates at $0.001 per share	5,000,000	50	4,950	-	-	5,000
Receipt of common stock receivable					4,000	4,000
Issuance of 8,000,000 shares of units for cash at $5.00 per unit, net of offering expenses of $350,599	8,000,000	80	39,649,321	-	-	39,649,401

Initial shares forfeited	(162,763)	(2)	-	-	-	(2)

Net loss attributable to common stockholders				(480,609)	-	(480,609)

BALANCE, DECEMBER 31, 2014	36,212,237	$362	$39,674,087	$(482,169)	$-	$39,192,280

Rounding dollars to thousands		(362)	(87)	169		(280)

Net loss				(440,000)	-	(440,000)

BALANCE, DECEMBER 31, 2015	36,212,237	$-	$39,674,000	$(922,000)	$-	$38,752,000

The accompanying notes are an integral part of the financial statements

Committed Capital Acquisition Corporation II

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014

Cash Flows from Operating Activities
Net loss	$(440,000)	$(480,609)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Interest income on Trust Account	(31,000)	(6,651)
Changes in operating assets and liabilities:
Prepaid expenses	5,000	(6,019)
Accounts payable and accrued expenses	43,000	70,000
Accrued franchise taxes	240,000	180,000
Net cash used in operating activities	(183,000)	(243,279)

Net cash used in Investing Activities,
Principal deposited in Trust Account	-	(40,000,000)

Cash Flows from Financing Activities
Proceeds from issuance of units in the Offering	-	40,000,000
Payment of offering expenses	-	(174,691)
Proceeds from related party advances	162,000	418,053
Proceeds from issuance of stock		5,000
Proceeds from collection of common stock receivable	-	4,000
Net cash provided by financing activities	162,000	40,252,362

Net increase (decrease) in cash	(21,000)	9,083

Cash at beginning of the year	29,000	20,210

Cash at end of the year	$8,000	$29,293

Supplemental Schedule of Non-cash for Investing and Financing Activities:
Related party advances directly paid to vendors	$30,000	$55,000

The accompanying notes are an integral part of the financial statements

Committed Capital Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

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

The Company filed a Form S-1 with the United States Securities and Exchange Commission in connection with its offering to sell up to 7,000,000 units at a price of $5.00 per unit (the “Offering”).  The underwriters for the Offering were granted an over-allotment option to purchase up to an additional 1,050,000 units for 45 days after the effectiveness of the registration statement for the Offering. Each unit consists of one share of common stock, par value $0.00001 per share (the "Common Stock"), and one warrant to purchase one half of one share of Common Stock at an exercise price of $2.50 per half-share ($5.00 per whole share).  Under the terms of the warrant agreement, the Company has agreed to use their best efforts to file a post-effective or new registration statement under the Securities Act of 1933, as amended, following the completion of the Company's initial business transaction.  Each warrant will become exercisable upon effectiveness of such post-effective amendment or new registration statement and will expire on the date that is the earlier of (i) five years after the effective date of the registration statement registering the shares of Common Stock issuable upon the exercise of the warrants or (ii) the forty-fifth (45th) day following the date that the Company’s Common Stock closes at or above $8.00 per share for 20 out of 30 trading days commencing on the effective date.  If the Company is unable to deliver registered shares of Common Stock to the holder upon exercise of warrants during the exercise period, there will be no cash settlement of the warrants and the warrants will expire worthless.  The lead underwriter for the Offering was a related party; see Note 4.

On April 10, 2014, the registration statement in connection with the Offering was declared effective. Additionally, on April 11, 2014, the Company filed with the Secretary of State of the State of Delaware its Amended and Restated Certificate of Incorporation.  The Company has 24 months from April 10, 2014 to complete its Business Combination. If the Company does not consummate a Business Combination within such 24-month period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem the Company’s public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account less taxes and amounts released to the Company for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders.

On April 16, 2014, the Company closed the Offering and issued 7,000,000 equity units for gross proceeds of $35,000,000 consisting of 7,000,000 shares of Common Stock and warrants to purchase an additional 3,500,000 shares of Common Stock (as described above).

On April 17, 2014, the representative of the underwriters advised the Company that it planned to exercise its over-allotment option with respect to 1,000,000 Units (the "Option Units") for gross proceeds of $5,000,000. On April 21, 2014, the closing of the Option Units occurred and the Company issued 1,000,000 equity units for gross proceeds of $5,000,000 consisting of 1,000,000 shares of Common Stock and warrants to purchase an additional 500,000 shares of Common Stock (as described above). The underwriters did not exercise their over-allotment option for the remaining 50,000 Option Units, as a result the initial shareholders forfeited 162,763 initial shares.

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

Committed Capital Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

There will be no liquidating distribution with respect to the Company's warrants, which will expire worthless in the event the Company does not consummate an initial business transaction. The Company expects that all costs associated with the implementation and completion of the Company's liquidation will be funded by loans and/or advances provided by Broadband Capital Management LLC (“BCM”) and/or its principals (See Note 4).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

The financial statements as of and for the year ended December 31, 2015 have been rounded to the nearest thousands of dollars.

Development stage company

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“FASB ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and stockholder equity.  Upon adoption, entities will no longer present or disclose any information required by Topic 915.  For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company elected to adopt the new guidance for development stage entities for the year ended December 31, 2014, and accordingly, is no longer presenting the inception-to-date financial information and disclosures formerly required.

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

Net loss per common share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board issued Accounting Standards Update (“FASB ASC”) 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. Because the Company reported a net loss in all periods presented, the warrants to purchase 4,000,000 shares of common stock issued in connection with the Offering have not been included in the diluted net loss per share since these securities would reduce the loss per common share and become anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for each year presented.

Committed Capital Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2015 and 2014, the Company has a gross deferred tax asset of approximately $370,000 and $205,376, respectively, related to net loss carryforwards and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time. Thus, no asset is recorded on the accompanying balance sheets.

There were no unrecognized tax benefits as of December 31, 2015 and 2014. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2015 and 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by federal, New York State and New York City, and the earliest tax year the Company is subject to exam is 2012. The Company charges state franchise taxes to operations and such amounts were approximately $240,000 and $182,000 for the years ended December 31, 2015 and 2014, respectively. These amounts have not been paid and are accrued on the balance sheets. We expect to correct any such deficiency prior to or in connection with a Business Combination.

Committed Capital Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

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

Investment securities in the Trust Account at December 31, 2015 and 2014 consist of an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940 with an investment bank. The Institutional Money Market Account is classified as a Level 1 investment within the fair value hierarchy. There are no holding gains or losses to date and there has been approximately $31,000 of interest income earned for the year ended December 31, 2015 and $6,651 of interest income earned for the year ended December 31, 2014.

4. RELATED PARTY TRANSACTIONS

The Company issued an aggregate of approximately $113,000 of unsecured promissory notes to BCM, an affiliate of the Company, consisting of two, $15,000 unsecured promissory notes to BCM on February 10, 2012 and March 5, 2012 and an approximately $83,000 unsecured promissory note to BCM on April 23, 2012. Due to the short-term nature of the notes, the fair value of the notes approximates their carrying amounts of approximately $113,000.

Following the closing of the Offering and prior to the consummation of the initial business transaction, BCM has committed to loan the Company funds from time to time of up to $2,000,000, under an Expense Advancement Agreement, also see Note 1. As of December 31, 2015 and 2014, BCM and/or its principals has advanced approximately $637,000 and $474,666, respectively, which is included in the balance sheets.

All of the notes, loans and /or advances are non-interest bearing and payable in full at the closing of the Business Combination are on terms that waive any and all rights to the funds in the Trust Account.

Committed Capital Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

In addition, Michael Rapp, the Company’s co-founder, Chief Executive Officer and Chairman and Philip Wagenheim, the Company’s co-founder, President, Secretary and director, both serve as management and are principals of BCM, a registered broker-dealer. BCM was also the lead underwriter of the offering.

See Note 5 for details on initial stockholders’ equity transactions, some of which are related parties.

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

The 28,375,000 shares of Common Stock issued to the initial stockholders includes an aggregate of 25,106,250 shares of Common Stock that are subject to forfeiture pursuant to the terms of a letter agreement, so that the initial stockholders and their permitted transferees will own no more than 20% of the Company’s issued and outstanding shares after the Business Combination. Under that agreement, 162,763 shares were forfeited upon completion of the Offering and overallotment option as described in Note 1. As such, 28,212,237 shares of the 28,375,000 issued to initial stockholders are outstanding at December 31, 2015 and 2014. The initial stockholders have agreed that they will not sell or transfer their initial shares until the earlier of: (i) one year after the completion of the Business Combination or earlier if, subsequent to the Business Combination, the last sales price of the Common Stock equals or exceeds $7.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the Business Combination and all public warrants either have been exercised or expired, or (ii) the date on which the Company consummates a liquidation, merger, stock exchange or other similar transaction after the Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property; provided, however, that all or any part of the initial shares may be transferred in a permitted transfer, as described in the prospectus.

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

See also Notes 1 and 4.

Committed Capital Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

6. COMMITMENTS & CONTINGENCIES

There is no compensation, commission or discounts to the underwriters except $25,000, which was paid to Chardan as qualified independent underwriter, and an additional $25,000 payable to Chardan at the close of the Business Combination.

7. SUBSEQUENT EVENTS

The Company is holding a special meeting of stockholders on April 8, 2016 to consider and vote upon two proposals to amend the Company’s amended and restated certificate (the “Extension Amendment”) to: (a) extend the date before which the Company must complete a business transaction (the “Termination Date”) from April 10, 2016 (the “Current Termination Date”) to April 10, 2017 (the “Extended Termination Date”), and provide that the date for cessation of operations of the Company if the Company has not completed a business transaction would similarly be extended; and (b) allow holders of the Company’s public shares to redeem their public shares, in connection with the Extension Amendment, for a pro rata portion of the funds available in the trust account (the “trust account”) established in connection with the Company’s initial public offering (“IPO”), and authorize the Company and the trustee to disburse such redemption payments; and (c) a proposal (the “Trust Amendment”) to amend and restate the Company’s investment management trust agreement, dated April 10, 2014 (the “trust agreement”) by and between the Company and Continental Stock Transfer & Trust Company (the “trustee”) to permit distributions from the trust account to pay public stockholders properly demanding redemption in connection with the Extension Amendment and the Trust Amendment; and extend the date on which to commence liquidating the trust account in the event the Company has not consummated a business transaction from the Current Termination Date to the Extended Termination Date.

The Company is also holding a special meeting of its warrantholders on April 8, 2016 where our warrantholders will be asked to consider and vote on a proposal, which we refer to as the “Warrant Conversion Proposal,” to approve an amendment (the “Warrant Amendment”) to the Warrant Agreement, dated as of April 10, 2014 (the “Warrant Agreement”), between the Company and Continental Stock Transfer & Trust Company, to provide for the conversion of all of the 8,000,000 outstanding warrants into an aggregate of 80,000 shares of common stock (so that each warrant is converted into one-hundredth (1/100th) of one share) upon the consummation of a business transaction, and terminate the Warrant Agreement in connection with such conversion, which the Company believes will increase its strategic opportunities and attractiveness to potential target businesses and future investors by eliminating the dilutive impact from the warrants.. If the Warrant Conversion Proposal is not approved by the warrantholders, the Company will not effect the Extension Amendment and Trust Amendment unless the board of directors of the Company elects to waive such condition. If the Extension Amendment and Trust Amendment do not become effective, our warrants will expire worthless.

