Form 10-Q
period 2016-03-31
COMMITTED CAPITAL ACQUISITION Corp II
filed 2016-05-23
CIK 1539892

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2016

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

1450 Broadway, 26th Floor

New York, New York 10018

(Address of principal executive offices)

(212) 759-2020

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

712 Fifth Avenue, 22nd Floor

New York, New York 10019

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

* The registrant has not been subject to the filing requirements of Section 13 or 15(d) of the Exchange Act since January 1, 2015; however, registrant filed all reports since that date that would have been required to be filed if it were subject to Section 12 or 15(d) of the Exchange Act.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,972,871 shares of common stock, par value $.00001 per share, outstanding as of May 20, 2016.

COMMITTED CAPITAL ACQUISITION CORPORATION II

- INDEX -

Committed Capital Acquisition Corporation II

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS

Current Assets
Cash	$21,000	$8,000
Prepaid expenses	-	1,000
Total Current Assets	21,000	9,000

Investment in Trust Account	40,012,000	40,038,000
Total Assets	$40,033,000	$40,047,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$154,000	$112,000
Accrued offering expenses	13,000	13,000
Accrued franchise taxes	478,000	420,000
Notes payable, related party	113,000	113,000
Advances, related party	637,000	637,000
Total Current Liabilities	1,395,000	1,295,000
Total Liabilities	1,395,000	1,295,000

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 250,000,000 shares authorized; 19,578,800 and 36,212,237 shares issued and outstanding at March 31, 2016 and December 31, 2015	-	-
Additional paid-in capital	39,674,000	39,674,000
Accumulated deficit	(1,036,000)	(922,000)
Total Stockholders’ Equity	38,638,000	38,752,000
Total Liabilities and Stockholders’ Equity	$40,033,000	$40,047,000

The accompanying notes are an integral part of the condensed financial statements

Committed Capital Acquisition Corporation II

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2016	2015

Revenue	$-	$-

General and Administrative Expenses and Franchise Taxes	146,000	151,441

Loss from Operations	(146,000)	(154,441)

Interest and Dividend Income	32,000	4,832

Net Loss Attributable to Common Stockholders	$(114,000)	$(149,609)

Weighted Average Number of Common Shares Outstanding	31,094,000	36,212,237

Basic and Diluted Net Loss per Share Attributable to Common Stockholders	$(0.00)	$(0.00)

The accompanying notes are an integral part of the condensed financial statements

Committed Capital Acquisition Corporation II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2016

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE, DECEMBER 31, 2015	36,212,237	$-	$39,674,000	$(922,000)	$38,752,000

Shares forfeited by Founders in March 2016	(16,633,437)	-	-	-	-

Net loss				(114,000)	(114,000)

BALANCE, MARCH 31, 2016	19,578,800	$-	$39,674,000	$(1,036,000)	$38,638,000

The accompanying notes are an integral part of the condensed financial statements

Committed Capital Acquisition Corporation II

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2016	2015

Cash Flows from Operating Activities

Net loss	$(114,000)	$(149,609)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Interest income on Trust Account	(32,000)	(4,832)
Changes in operating assets and liabilities:
Prepaid expenses	1,000	(856)
Accounts payable and accrued expenses	42,000	26,310
Accrued franchise taxes	58,000	60,000
Net cash used in operating activities	(45,000)	(68,987)

Net cash provided by Investing Activities,
Withdrawal from Trust Account	58,000	-

Cash Flows from Financing Activities
Proceeds from related party advances	-	60,000

Net increase (decrease) in cash	13,000	(8,987)

Cash at beginning of the period	8,000	29,293

Cash at end of the period	$21,000	$20,306

The accompanying notes are an integral part of the condensed financial statements

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Committed Capital Acquisition Corporation II (the “Company”), was incorporated in Delaware on May 18, 2011. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets not yet identified (a “Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date.

The Company filed a Form S-1 with the United States Securities and Exchange Commission in connection with its offering to sell up to 7,000,000 units at a price of $5.00 per unit (the “Offering”).  The underwriters for the Offering were granted an over-allotment option to purchase up to an additional 1,050,000 units for 45 days after the effectiveness of the registration statement for the Offering. Each unit consists of one share of common stock, par value $0.00001 per share (the “Common Stock”), and one warrant to purchase one half of one share of Common Stock at an exercise price of $2.50 per half-share ($5.00 per whole share).  Under the terms of the warrant agreement, the Company has agreed to use their best efforts to file a post-effective or new registration statement under the Securities Act of 1933, as amended, following the completion of the Company’s initial business transaction.  Each warrant will become exercisable upon effectiveness of such post-effective amendment or new registration statement and will expire on the date that is the earlier of (i) five years after the effective date of the registration statement registering the shares of Common Stock issuable upon the exercise of the warrants or (ii) the forty-fifth (45th) day following the date that the Company’s Common Stock closes at or above $8.00 per share for 20 out of 30 trading days commencing on the effective date.  If the Company is unable to deliver registered shares of Common Stock to the holder upon exercise of warrants during the exercise period, there will be no cash settlement of the warrants and the warrants will expire worthless.  The lead underwriter for the Offering was a related party; see Note 4.

On April 10, 2014, the registration statement in connection with the Offering was declared effective. Additionally, on April 11, 2014, the Company filed with the Secretary of State of the State of Delaware its Amended and Restated Certificate of Incorporation.  The Company has, as amended (see Note 7), 36 months from April 10, 2014 to complete its Business Combination. If the Company does not consummate a Business Combination within such 36-month period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem the Company’s public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account less taxes and amounts released to the Company for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders.

On April 16, 2014, the Company closed the Offering and issued 7,000,000 equity units for gross proceeds of $35,000,000 consisting of 7,000,000 shares of Common Stock and warrants to purchase an additional 3,500,000 shares of Common Stock (as described above).

On April 17, 2014, the representative of the underwriters advised the Company that it planned to exercise its over-allotment option with respect to 1,000,000 Units (the “Option Units”) for gross proceeds of $5,000,000. On April 21, 2014, the closing of the Option Units occurred and the Company issued 1,000,000 equity units for gross proceeds of $5,000,000 consisting of 1,000,000 shares of Common Stock and warrants to purchase an additional 500,000 shares of Common Stock (as described above). The underwriters did not exercise their overallotment option for the remaining 40,000 Option Units, as a result the initial shareholders forfeited forfeited 162,763 initial shares.

The costs of the Offering, including the overallotment, were approximately $351,000.

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Subsequent to the closing of the Offering and the closing of the Option Units, the gross proceeds of $40,000,000 have been held in a trust account (“Trust Account”).  The gross proceeds are required to be invested in U.S. “government securities,” defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940.  Except for a portion of the interest income that may be released to the Company to pay income or other tax obligations and to fund its working capital requirements, none of the funds held in the trust account will be released until the earlier of (i) the consummation of a business transaction, (ii) the Company’s redemption of the public shares sold in the Offering if the Company is unable to consummate its initial business transaction within the 36-month period set forth above and in Note 7, or (iii) the Company’s liquidation (if no redemption occurs).

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

Going concern consideration

If the Company does not consummate an initial business transaction by April 10, 2017 (see Note 7), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem the Company’s public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to the Company for working capital purposes, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors, dissolve and liquidate the balance of the Company’s net assets to the remaining stockholders, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Such redemption of public shares from the Company’s funds in the trust account shall be done automatically by function of the Company’s amended and restated certificate of incorporation and prior to any voluntary winding up, although at all times subject to the Delaware General Corporation Law. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS

There will be no liquidating distribution with respect to the Company’s warrants, which will expire worthless in the event the Company does not consummate an initial business transaction. The Company expects that all costs associated with the implementation and completion of the Company’s liquidation will be funded by loans and/or advances provided by Broadband Capital Management LLC (“BCM” and/or its principals) (See Note 4).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the Securities and Exchange Commission’s reporting requirements under Regulation S-X and S-K. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015 contained in the Company’s Form 10-K filed on April 8, 2016.

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

The financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2016 and the results of operations and cash flows presented herein have been included in the financial statements. The financial statements as of and for the three months ended March 31, 2016 and as of and for the year ended December 31, 2015 have been rounded to the nearest thousands of dollars.

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

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2016 and December 31, 2015, the Company has a gross deferred tax asset of approximately $414,000 and $370,000, respectively, related to net loss carryforwards and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time. Thus, no asset is recorded on the accompanying balance sheets.

There were no unrecognized tax benefits as of March 31, 2016 and December 31, 2015. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2016 and December 31, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by federal, New York State and New York City, and the earliest tax year the Company is subject to exam is 2012. The Company charges state franchise taxes to operations and such amounts were approximately $60,000 and $60,000 for the three months ended March 31, 2016 and 2015, respectively. These amounts have not been paid and are accrued on the balance sheets.

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

3. INVESTMENT IN TRUST ACCOUNT

Since the closing of the Offering, the gross proceeds have been held in the Trust Account. During the three months ended March 31, 2016, the Company withdrew approximately $58,000 of interest income from the Trust to fund working capital needs, as permitted in the Trust Agreement. As described in Note 1, the Trust Account may be invested in U.S. government securities, defined as any Treasury Bill or equivalent securities issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of its initial business transaction or (ii) the distribution of the Trust Account as described below.

Investment securities in the Trust Account at March 31, 2016 and December 31, 2015 consist of an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940 with an investment bank. The Institutional Money Market Account is classified as a Level 1 investment within the fair value hierarchy. There are no holding gains or losses to date and there has been approximately $32,000 and $5,000 of interest income earned for the three months ended March 31, 2016 and March 31, 2015, respectively.

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

Following the closing of the Offering and prior to the consummation of the initial business transaction, BCM has committed to loan the Company funds from time to time of up to $2,000,000, under an Expense Advancement Agreement, also see Note 1. As of both March 31, 2016 and December 31, 2015, BCM and/or its principals has advanced approximately $637,000, which is included in the balance sheets.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The 28,375,000 shares of Common Stock issued to the initial stockholders includes an aggregate of 25,106,250 shares of Common Stock that are subject to forfeiture pursuant to the terms of a letter agreement, so that the initial stockholders and their permitted transferees will own no more than 20% of the Company’s issued and outstanding shares after the Business Combination. Under that agreement, 162,763 shares were forfeited upon completion of the Offering and overallotment option as described in Note 1 and an additional 16,633,437 were forfeited in March 2016. As such, 11,578,800 and 28,212,237 shares, respectively, of the 28,375,000 issued to initial stockholders are outstanding at March 31, 2016 and December 31, 2015. The initial stockholders have agreed that they will not sell or transfer their initial shares until the earlier of: (i) one year after the completion of the Business Combination or earlier if, subsequent to the Business Combination, the last sales price of the Common Stock equals or exceeds $7.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the Business Combination and all public warrants either have been exercised or expired, or (ii) the date on which the Company consummates a liquidation, merger, stock exchange or other similar transaction after the Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property; provided, however, that all or any part of the initial shares may be transferred in a permitted transfer, as described in the prospectus.

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

The initial stockholders are entitled to registration rights pursuant to a registration rights agreement executed on April 10, 2014.  The initial stockholders are entitled to demand registration rights and certain ’‘piggy-back’’ registration rights with respect to their shares of Common Stock and the shares of Common Stock issuable in connection with the private placement.  No registration statement relating to the initial shares or placement shares shall become effective prior to, in each case, the expiration of the respective lock-up period.  The Company will bear the expenses incurred in connection with the filing of any such registration statements.

See also Notes 1 and 4.

6. COMMITMENTS & CONTINGENCIES

There is no compensation, commission or discounts to the underwriters except $25,000, which was paid to Chardan as qualified independent underwriter, and an additional $25,000 payable to Chardan at the close of the Business Combination.

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS

7. SUBSEQUENT EVENTS

The Company held a special meeting of stockholders on April 8, 2016 to consider and vote upon two proposals to amend the Company’s amended and restated certificate (the “Extension Amendment”) to: (a) extend the date before which the Company must complete a business transaction (the “Termination Date”) from April 10, 2016 (the “Current Termination Date”) to April 10, 2017 (the “Extended Termination Date”), and provide that the date for cessation of operations of the Company if the Company has not completed a business transaction would similarly be extended; and (b) allow holders of the Company’s public shares to redeem their public shares, in connection with the Extension Amendment, for a pro rata portion of the funds available in the trust account (the “trust account”) established in connection with the Company’s initial public offering (“IPO”), and authorize the Company and the trustee to disburse such redemption payments; and (c) a proposal (the “Trust Amendment”) to amend and restate the Company’s investment management trust agreement, dated April 10, 2014 (the “trust agreement”) by and between the Company and Continental Stock Transfer & Trust Company (the “trustee”) to permit distributions from the trust account to pay public stockholders properly demanding redemption in connection with the Extension Amendment and the Trust Amendment; and extend the date on which to commence liquidating the trust account in the event the Company has not consummated a business transaction from the Current Termination Date to the Extended Termination Date. Both the Extension Amendment and the Trust Amendment were approved by stockholders at the special meeting and 5,605,929 shares of the Company’s common stock were redeemed for $28,029,645 in connection with the approval of the Extension Amendment and the Trust Amendment.  As of May 10, 2016, 2,394,071 shares of the Company’s common stock issued in its IPO remain outstanding, and approximately $12,000,000 remains in the trust account.

The Company also held a special meeting of its warrantholders on April 8, 2016 where our warrantholders were asked to consider and vote on a proposal, which we refer to as the “Warrant Conversion Proposal,” to approve an amendment (the “Warrant Amendment”) to the Warrant Agreement, dated as of April 10, 2014 (the “Warrant Agreement”), between the Company and Continental Stock Transfer & Trust Company, to provide for the conversion of all of the 8,000,000 outstanding warrants into an aggregate of 80,000 shares of common stock (so that each warrant is converted into one-hundredth (1/100th) of one share) upon the consummation of a business transaction, and terminate the Warrant Agreement in connection with such conversion, which the Company believes will increase its strategic opportunities and attractiveness to potential target businesses and future investors by eliminating the dilutive impact from the warrants.. If the Warrant Conversion Proposal is not approved by the warrantholders, the Company will not effect the Extension Amendment and Trust Amendment unless the board of directors of the Company elects to waive such condition. If the Extension Amendment and Trust Amendment do not become effective, our warrants will expire worthless. Both proposals were passed by the warrantholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Committed Capital Acquisition Corporation II (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties and other factors discussed below and in our other filings with the Securities and Exchange Commission (the “SEC”), including our quarterly reports on Form 10-Q and our periodic reports on Form 8-K. The Company’s plans and objectives are based, in part, on assumptions involving the Company’s business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Prior to the approval of the Extension Amendment (see Extension Amendment, Trust Amendment and Warrant Conversion Proposal), we had only 24 months from April 10, 2014 to consummate our Business Combination. If we did not consummate a Business Combination within such 24-month period, we would (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate as part of our plan of dissolution and liquidation.

We have significant flexibility in identifying and selecting a prospective transaction candidate. We anticipate structuring a business transaction to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business transaction to acquire less than 100% of such interests or assets of the target business but will not acquire less than a controlling interest. We will acquire a controlling interest through the acquisition of at least 50.1% of the voting equity interests in the target.

Extension Amendment, Trust Amendment and Warrant Conversion Proposal

The Company held a special meeting of stockholders on April 8, 2016 to consider and vote upon two proposals to amend the Company’s amended and restated certificate (the “Extension Amendment”) to: (a) extend the date before which the Company must complete a Business Combination (the “Termination Date”) from April 10, 2016 (the “Current Termination Date”) to April 10, 2017 (the “Extended Termination Date”), and provide that the date for cessation of operations of the Company if the Company has not completed a Business Combination would similarly be extended; and (b) allow holders of the Company’s public shares to redeem their public shares, in connection with the Extension Amendment, for a pro rata portion of the funds available in the trust account (the “trust account”) established in connection with the Company’s IPO, and authorize the Company and the trustee to disburse such redemption payments; and (c) a proposal (the “Trust Amendment”) to amend and restate the Company’s investment management trust agreement, dated April 10, 2014 (the “trust agreement”) by and between the Company and Continental Stock Transfer & Trust Company (the “trustee”) to permit distributions from the trust account to pay public stockholders properly demanding redemption in connection with the Extension Amendment and the Trust Amendment; and extend the date on which to commence liquidating the trust account in the event the Company has not consummated a Business Combination from the Current Termination Date to the Extended Termination Date. Both the Extension Amendment and the Trust Amendment were approved by stockholders at the special meeting and 5,605,929 shares of the Company’s common stock were redeemed for $28,029,645 in connection with the approval of the Extension Amendment and the Trust Amendment.  As of May 10, 2016, 2,394,071 shares of the Company’s common stock issued in its IPO remain outstanding, and approximately $12,000,000 remains in the trust account.

The Company also held a special meeting of its warrantholders on April 8, 2016 where our warrantholders considered and voted on a proposal, the “Warrant Conversion Proposal,” to approve an amendment (the “Warrant Amendment”) to the Warrant Agreement, dated as of April 10, 2014 (the “Warrant Agreement”), between the Company and Continental Stock Transfer& Trust Company, to provide for the conversion of all of the 8,000,000 outstanding warrants into an aggregate of 80,000 shares of common stock (so that each warrant is converted into one-hundredth (1/100th) of one share) upon the consummation of a Business Combination, and terminate the Warrant Agreement in connection with such conversion, which the Company believes will increase its strategic opportunities and attractiveness to potential target businesses and future investors by eliminating the dilutive impact from the warrants. The Warrant Amendment was approved by our warrantholders at the special meeting.

Other Changes

We also changed certain material terms relating to the consummation of a Business Combination. The Company’s IPO prospectus, previous filings with the SEC and insider letter agreements entered into with the initial stockholders all contemplated that the 28,375,000 shares of common stock issued to the initial stockholders included an aggregate of 25,106,250 shares of common stock that are subject to forfeiture pursuant to the terms of the insider letter agreements (of which 16,796,200 shares have been forfeited to date), so that the initial stockholders and their permitted transferees would own no more than 20% of the Company’s issued and outstanding shares after the business transaction based on certain assumptions as disclosed in the IPO prospectus. The Company will no longer be adhering to this agreement that the initial stockholders would own no more than 20% of the Company’s issued and outstanding shares after the business transaction. Accordingly, the board of directors of the Company may choose in its discretion to forfeit and cancel as many initial shares as it determines is appropriate in connection with the initial business transaction, which could include the forfeiture of none of the initial shares. Following a Business Combination, the initial stockholders could continue to own all or substantially all of its shares and the public stockholders could own a significantly smaller portion of the total outstanding shares of common stock than as contemplated by the IPO prospectus, previous filings with the SEC and the insider letter agreements. The Company’s IPO prospectus, previous filings with the SEC and insider letter agreements also contemplated a private placement of at least 1,000,000 shares of common stock (or securities convertible into common stock) at $5.00 per share in a private placement to occur concurrently with the closing of the Company’s Business Combination for gross proceeds of $5,000,000. However, neither the Company nor the initial stockholders that had previously agreed to such placement may adhere to such agreement and accordingly, the size of the private placement will be determined by the board of directors in connection with the Business Combination, which could result in a smaller or no private placement consummated in connection with the Business Combination.

On May 10, 2016, we signed a term sheet with Serruya Private Equity (“SPE”) which, among other things, provided for an investment of up to $50,000,000 by SPE in connection with our Business Combination. The amount invested will be at the discretion of SPE. In addition, appointed Aaron Serruya to our board of directors and entered into a letter agreement pursuant to which we agreed that the Company would not close a Business Combination without the unanimous consent of our board.

Results of Operations

We have not generated any revenues to date. Through March 31, 2016, our efforts were limited to organizational activities, our search for a Business Combination, preparations for the special meetings of stockholders and warrantholders and activities related to the Offering. It is unlikely we will have any revenues unless we are able to effect an Business Combination with an operating company, of which there can be no assurance. Our current plan of operation consists solely of our search to identify suitable candidates for our Business Combination.

Since the closing of the Offering, the gross proceeds have been held in a trust account. The trust account may be invested in U.S. “government securities,” defined as any Treasury Bill or equivalent securities issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of an Business Combination or (ii) the distribution of the trust account.

Shortly after the closing of the Offering, the proceeds held in the trust account were invested in an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940. The value of the trust account was approximately $40,012,000 as of March 31, 2016. As of May 10, 2016, approximately $12,000,000 remains in the trust account following redemptions in connection with the Extension Amendment and Trust Amendment.

For the three months ended March 31, 2016, we had a net loss of $114,000, consisting of accrued franchise taxes, professional fees, expenses related to our search for a target business and general and administrative expenses. This compares with a net loss of $149,609 for the three months ended March 31, 2015.

We will not generate any operating revenues until after the consummation of our Business Combination, at the earliest. We will continue to generate minimal non-operating income in the form of interest income on cash held in our trust account. We expect to incur increased expenses throughout 2016 as a result of activities relating to our Business Combination, including due diligence expenses. As we expect to continue to generate net losses, we do not anticipate incurring substantial income or other tax expense (other than franchise taxes) until the consummation of our Business Combination, at the earliest.

Liquidity and Capital Resources

As of March 31, 2016, we had assets equal to $40,033,000, comprised of cash, prepaid expenses and funds in our trust account. This compares with assets of $40,047,000 as of December 31, 2015, comprised of cash, prepaid expenses and funds in our trust account. Our current liabilities as of March 31, 2016 totaled approximately $1,395,000, comprised of accounts payable and accrued expenses, accrued franchise taxes, promissory notes issued to Broadband Capital Management LLC (“BCM”) and advances from BCM and/or its affiliates. This compares to our current liabilities as of December 31, 2015 of $1,295,000, comprised of accounts payable and accrued expenses, accrued franchise taxes, promissory notes issued to BCM and advances from BCM and/or its affiliates. During the period ending March 31, 2016 we withdrew approximately $58,000 in accrued interest from the trust account for working capital purposes, as permitted by the terms of the trust agreement.

As of March 31, 2016, we owed BCM and/or its affiliates an aggregate of $749,500, comprised of promissory notes in the amount of $112,500 and advances of $637,000. The notes are payable upon the consummation of our Business Combination, bear no interest and contain a waiver of any and all rights to the funds in the trust account resulting from the consummation of the Offering. The advances bear no interest and are payable upon the consummation of our Business Combination. Following the closing of the Offering and prior to the consummation of the Business Combination, BCM has agreed to loan the Company funds from time to time of up to $2,000,000, including the amounts above, under an Expense Advancement Agreement discussed further below and in Notes 1 and 3 to the financial statements.

Cash flows used in operating activities for the three months ended March 31, 2016 and 2015 were approximately $45,000 and $68,987, respectively.

We intend to use substantially all of the funds held in the trust account (net of taxes and amounts released to us for working capital purposes) and proceeds from the private placement which would occur concurrently with our Business Combination to consummate our Business Combination. As of May 10, 2016, approximately $12,000,000 remains in the trust account following redemptions in connection with the Extension Amendment and Trust Amendment. In addition, on May 10, 2016, we signed a term sheet with SPE which, among other things, provided for an investment of up to $50,000,000 by SPE in connection with our Business Combination. The amount invested will be at the discretion of SPE.

We believe that interest earned on the funds in the trust account released to us for working capital purposes, if any, and proceeds of the loans provided to us from BCM, and cooperation from our professional service providers will be sufficient to allow us to operate until the Extended Termination Date. All the expenses relating to the Offering were funded by proceeds from loans with BCM. Prior to the consummation of our Business Combination, in order to fund all expenses relating to investigating and selecting a target business, negotiating an acquisition agreement and consummating such acquisition and our other working capital requirements, BCM has agreed to loan us funds from time to time, or at any time, up to $2,000,000. All these advances will be due and payable upon the completion of our Business Combination and will be on terms that waive any and all rights to the funds in the trust account. We can provide no assurance that we can continue to satisfy our cash requirements for at least the next twelve months.

The terms of such loans will not have any recourse against the trust account nor pay any interest prior to the consummation of our business transaction and be no more favorable than could be obtained by a third party.

We do not believe we will need to raise additional funds other than the loans provided or to be provided to us from BCM until the consummation of our Business Combination to meet the expenditures required for operating our business. However, in addition to the SPE investment commitment, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a Business Combination that is presented to us. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our Business Combination. Our initial stockholders and their designees have committed to purchase 1,000,000 shares of our common stock at $5.00 per share in a private placement to occur concurrently with the closing of our Business Combination for gross proceeds of $5,000,000. However, neither the Company nor the initial stockholders that had previously agreed to such placement may adhere to such agreement and accordingly, the size of the private placement will be determined by the board of directors in connection with the initial business transaction, which could result in a smaller or no private placement consummated in connection with the initial business transaction.

We have evaluated the appropriate accounting treatment for the warrants attached to the public units. As we are not required to net-cash settle such warrants under any circumstances, and assuming we complete a Business Combination, the warrants would be converted into common stock. Accordingly, we intend to classify such instruments within permanent equity as additional paid-in capital.

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

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Scheme Document

101. CAL	XBRL Taxonomy Extension Calculation Link base Document

101. DEF	XBRL Taxonomy Extension Definition Link base Document

101. LAB	XBRL Taxonomy Label Link base Document

101. PRE	XBRL Extension Presentation Link base Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 23, 2016	COMMITTED CAPITAL ACQUISITION CORPORATION II

By:	/s/	Michael Rapp
Michael Rapp
Chief Executive Officer and Chairman
Principal Executive Officer
Principal Financial Officer

