Form 10-Q
period 2016-06-30
COMMITTED CAPITAL ACQUISITION Corp II
filed 2016-08-19
CIK 1539892

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2016

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

712 Fifth Avenue, 22nd Floor

New York, New York 10019

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.*

* The registrant has not been subject to the filing requirements of Section 13 or 15(d) of the Exchange Act since January 1, 2015; however, registrant filed all reports since that date that would have been required to be filed if it were subject to Section 12 or 15(d) of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,972,871 shares of common stock, par value $.00001 per share, outstanding as of August 18, 2016.

COMMITTED CAPITAL ACQUISITION CORPORATION II

- INDEX –

Committed Capital Acquisition Corporation II

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS

Current Assets
Cash	$-	$8,000
Prepaid expenses	5,000	1,000
Total Current Assets	5,000	9,000

Investment in Trust Account	11,998,000	40,038,000

Total Assets	$12,003,000	$40,047,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$183,000	$112,000
Accrued offering expenses	13,000	13,000
Accrued franchise taxes	536,000	420,000
Notes payable, related party	113,000	113,000
Advances, related party	682,000	637,000
Total Current Liabilities	1,527,000	1,295,000
Total Liabilities	1,527,000	1,295,000
COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 250,000,000 shares authorized; 13,972,871 and 36,212,237 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	-	-
Additional paid-in capital	11,645,000	39,674,000
Accumulated deficit	(1,169,000)	(922,000)
Total Stockholders’ Equity	10,476,000	38,752,000
Total Liabilities and Stockholders’ Equity	$12,003,000	$40,047,000

The accompanying notes are an integral part of the condensed financial statements

Committed Capital Acquisition Corporation II

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the		For the
	Three months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

General and Administrative Expenses and Franchise Taxes	148,000	75,000	294,000	229,000

Loss from Operations	(148,000)	(75,000)	(294,000)	(229,000)

Interest and Dividend Income on Trust Account	15,000	6,000	47,000	11,000

Net Loss Attributable to Common Stockholders	$(133,000)	$(69,000)	$(247,000)	$(218,000)

Weighted Average Number of Common Shares Outstanding	14,897,000	36,212,000	22,996,000	36,212,000

Basic and Diluted Net Loss per Share Attributable to Common Stockholders	$(0.01)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of the condensed financial statements

Committed Capital Acquisition Corporation II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2016

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

BALANCE, DECEMBER 31, 2015	36,212,237	$-	$39,674,000	$(922,000)	$38,752,000

Shares forfeited by Founders in March 2016	(16,633,437)	-	-	-	-

Shares redeemed by shareholders in April 2016	(5,605,929)		(28,029,000)		(28,029,000)

Net loss				(247,000)	(247,000)

BALANCE, JUNE 30, 2016	13,972,871	$-	$11,645,000	$(1,169,000)	$10,476,000

The accompanying notes are an integral part of the condensed financial statements

Committed Capital Acquisition Corporation II

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months ended June 30,
	2016	2015

Cash Flows from Operating Activities

Net loss	$(247,000)	$(218,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and dividend income on Trust Account	(47,000)	(11,000)
Changes in operating assets and liabilities:
Prepaid expenses	(4,000)	1,000
Accounts payable and accrued expenses	71,000	20,000
Accrued franchise taxes	116,000	120,000
Net cash used in operating activities	(111,000)	(88,000)

Net cash provided by Investing Activities
Withdrawal from Trust Account	58,000	-

Cash Flows from Financing Activities
Proceeds from related party advances	45,000	60,000

Net decrease in cash	(8,000)	(28,000)

Cash at beginning of the period	8,000	29,000

Cash at end of the period	$-	$1,000

Supplemental disclosure of non-cash financing activities:
Common stock redeemed in Extension Amendment with proceeds from Trust	$28,029,000	$-

The accompanying notes are an integral part of the condensed financial statements

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Committed Capital Acquisition Corporation II (the “Company”), was incorporated in Delaware on May 18, 2011. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, with one or more operating businesses or assets not yet identified (“Business Combination”). The Company has neither engaged in any operations nor generated revenue to date.

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

On April 10, 2014, the registration statement in connection with the Offering was declared effective. Additionally, on April 11, 2014, the Company filed with the Secretary of State of the State of Delaware its Amended and Restated Certificate of Incorporation.  The Company has, as amended (see below) until April 10, 2017 to complete its Business Combination. If the Company does not consummate a Business Combination within such period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem the Company’s public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account less taxes and amounts released to the Company for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders.

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

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS

The Company held a special meeting of stockholders on April 8, 2016 to consider and vote upon two proposals to amend the Company’s amended and restated certificate (the “Extension Amendment”) to: (a) extend the date before which the Company must complete a business transaction (the “Termination Date”) from April 10, 2016 (the “Current Termination Date”) to April 10, 2017 (the “Extended Termination Date”), and provide that the date for cessation of operations of the Company if the Company has not completed a business transaction would similarly be extended; and (b) allow holders of the Company’s public shares to redeem their public shares, in connection with the Extension Amendment, for a pro rata portion of the funds available in the trust account (the “trust account”) established in connection with the Company’s initial public offering (“IPO”), and authorize the Company and the trustee to disburse such redemption payments; and (c) a proposal (the “Trust Amendment”) to amend and restate the Company’s investment management trust agreement, dated April 10, 2014 (the “trust agreement”) by and between the Company and Continental Stock Transfer & Trust Company (the “trustee”) to permit distributions from the trust account to pay public stockholders properly demanding redemption in connection with the Extension Amendment and the Trust Amendment; and extend the date on which to commence liquidating the trust account in the event the Company has not consummated a business transaction from the Current Termination Date to the Extended Termination Date. Both the Extension Agreement and the Trust Amendment were approved by stockholders at the special meeting and 5,605,929 shares of the Company’s common stock were redeemed for $28,029,645 in connection with the approval of the Extension Amendment and the Trust Amendment. As of June 30, 2016, 2,394,071 shares of the Company’s stock issued in its IPO remain outstanding and approximately $11,998,000 remains in the trust account.

The Company also held a special meeting of its warrantholders on April 8, 2016 where the Company’s warrantholders voted to approve an amendment (the “Warrant Amendment”) to the Warrant Agreement, dated as of April 10, 2014 (the “Warrant Agreement”), between the Company and Continental Stock Transfer & Trust Company, to provide for the conversion of all of the 8,000,000 outstanding warrants into an aggregate of 80,000 shares of common stock (so that each warrant is converted into one-hundredth (1/100th) of one share) upon the consummation of a business transaction, and terminate the Warrant Agreement in connection with such conversion, which the Company believes will increase its strategic opportunities and attractiveness to potential target businesses and future investors by eliminating the dilutive impact from the warrants. If the Warrant Conversion Proposal is not approved by the warrantholders, the Company will not effect the Extension Amendment and Trust Amendment unless the board of directors of the Company elects to waive such condition. Both proposals were passed by the warrantholders.

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

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS

Subsequent to the closing of the Offering and the closing of the Option Units, the gross proceeds of $40,000,000 were placed in a trust account ("Trust Account").  The gross proceeds are required to be invested in U.S. "government securities," defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940.  Except for a portion of the interest income that may be released to the Company to pay income or other tax obligations and to fund its working capital requirements, none of the funds held in the trust account will be released until the earlier of (i) the consummation of a business transaction, (ii) the Company’s redemption of the public shares sold in the Offering if the Company is unable to consummate its initial business transaction by April 10, 2017, or (iii) the Company’s liquidation (if no redemption occurs).

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

Going concern consideration

If the Company does not consummate an initial business transaction by April 10, 2017 (as discussed above), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem the Company's public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to the Company for working capital purposes, which redemption will completely extinguish public stockholders' rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of the Company's remaining stockholders and the board of directors, dissolve and liquidate the balance of the Company's net assets to the remaining stockholders, subject in each case to the Company's obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Such redemption of public shares from the Company's funds in the trust account shall be done automatically by function of the Company's amended and restated certificate of incorporation and prior to any voluntary winding up, although at all times subject to the Delaware General Corporation Law. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern.

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

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS

The financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2016 and the results of operations and cash flows presented herein have been included in the financial statements. The financial statements as of and for the three and six months ended June 30, 2016 and 2015 and as of and for the year ended December 31, 2015 have been rounded to the nearest thousands of dollars.

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

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented on the balance sheets.

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

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2016 and December 31, 2015, the Company has a gross deferred tax asset of approximately $465,000 and $370,000, respectively, related to net operating loss carryforwards and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time. Thus, no asset is recorded on the accompanying condensed balance sheets.

There were no unrecognized tax benefits as of June 30, 2016 and December 31, 2015. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2016 and December 31, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material change from its position. The Company is subject to income tax examinations by federal, New York State and New York City, and the earliest tax year the Company is subject to exam is 2012. The Company charges state franchise taxes to operations and such amounts were approximately $60,000 and $120,000 for the three and six months ended June 30, 2016 and 2015, respectively. These amounts have not been paid and are accrued on the balance sheets.

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

3. INVESTMENT IN TRUST ACCOUNT

Since the closing of the Offering, the gross proceeds have been held in the Trust Account. During the three and six months ended June 30, 2016, the Company withdrew approximately $0 and $58,000 of interest income from the Trust to fund tax obligations and working capital needs, as permitted by the Trust Agreement. As described in Note 1, the Trust Account may be invested in U.S. government securities, defined as any Treasury Bill or equivalent securities issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of its initial business transaction or (ii) the distribution of the Trust Account as described below.

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS

Investment securities in the Trust Account at June 30, 2016 and December 31, 2015 consist of an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940 with an investment bank. The Institutional Money Market Account is classified as a Level 1 investment within the fair value hierarchy. There are no holding gains or losses to date and there has been approximately $15,000 and $47,000 of interest and dividend income earned for the three and six months ended June 30, 2016, respectively, and approximately $6,000 and $11,000 of interest and dividend income earned for the three and six months ended June 30, 2015, respectively.

4. RELATED PARTY TRANSACTIONS

The Company issued an aggregate approximately $113,000 of unsecured promissory notes to BCM, an affiliate of the Company, consisting of two, $15,000 unsecured promissory notes to BCM on February 10, 2012 and March 5, 2012 and an approximately $83,000 unsecured promissory note to BCM on April 23, 2012.

Following the closing of the Offering and prior to the consummation of the initial business transaction, BCM has committed to loan the Company funds from time to time of up to $2,000,000, under an Expense Advancement Agreement, also see Note 1. As of both June 30, 2016 and December 31, 2015, BCM and/or its principals has advanced approximately $682,000 and $637,000, respectively, which is included in the balance sheets including approximately $45,000 advanced in the six months ended June 30, 2016.

All of the notes, loans and /or advances are non-interest bearing and payable in full at the closing of the Business Combination. and are on terms that waive any and all rights to the funds in the Trust Account. Due to the possibility that the notes, loans and/or advances will be due in less than a year, they are classified as current liabilities on the condensed balance sheets.

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

The 28,375,000 shares of Common Stock issued to the initial stockholders includes an aggregate of 25,106,250 shares of Common Stock that are subject to forfeiture pursuant to the terms of a letter agreement, so that the initial stockholders and their permitted transferees will own no more than 20% of the Company’s issued and outstanding shares after the Business Combination. Under that agreement, 162,763 shares were forfeited upon completion of the Offering and overallotment option as described in Note 1 and an additional 16,633,437 were forfeited in March 2016. As such, 11,578,800 and 28,212,237 shares, respectively, of the 28,375,000 issued to initial stockholders are outstanding at June 30, 2016 and December 31, 2015. The initial stockholders have agreed that they will not sell or transfer their initial shares until the earlier of: (i) one year after the completion of the Business Combination or earlier if, subsequent to the Business Combination, the last sales price of the Common Stock equals or exceeds $7.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the Business Combination and all public warrants either have been exercised or expired, or (ii) the date on which the Company consummates a liquidation, merger, stock exchange or other similar transaction after the Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property; provided, however, that all or any part of the initial shares may be transferred in a permitted transfer, as described in the prospectus.

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

See also Notes 1 and 4.

6. COMMITMENTS & CONTINGENCIES

There is no compensation, commission or discounts payable to the underwriters except for $25,000, which was paid to Chardan as qualified independent underwriter, and an additional $25,000 payable to Chardan at the close of a Business Combination.

On May 10, 2016, the “Company entered into a term sheet (the “Term Sheet”) with Serruya Private Equity (“SPE”), pursuant to which SPE committed to invest an amount up to $50,000,000 in connection with the closing by the Company of the Business Combination, which amount will be in the sole discretion of SPE. The Term Sheet requires that the Company appoint a designee of SPE to its board of directors, and that the Company further agree not to consummate a Transaction without the unanimous consent of the Board.

Aaron Serruya, a principal of SPE, we appointed to the board on May 16, 2016. In addition, pursuant to the Term Sheet, on May 16, 2016, the Company entered into a letter agreement in which it agreed not to consummate a Transaction without the unanimous consent of the Board.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Committed Capital Acquisition Corporation II (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties and other factors discussed below and in our other filings with the Securities and Exchange Commission (the “SEC”), including our quarterly reports on Form 10-Q and our periodic reports on Form 8-K. The Company's plans and objectives are based, in part, on assumptions involving the Company’s business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Overview

The following discussion should be read in conjunction with our financial statements, together with the notes to those statements, included elsewhere in this Quarterly Report. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

We are a blank check company formed on May 18, 2011 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets not yet identified (a “Business Combination”). We intend to use cash from the proceeds of our initial public offering (the “Offering”) in April 2014 (including the exercise of the underwriters’ over-allotment option), our capital stock, incurred debt, or a combination of cash, capital stock and debt, in effecting such a Business Combination. We are not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating the Business Combination.

Prior to the approval of the Extension Amendment (see Extension Amendment, Trust Amendment and Warrant Conversion Proposal), we had only 24 months from April 10, 2014 to consummate a Business Combination. If we did not consummate a Business Combination within such 24-month period, we would (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate as part of our plan of dissolution and liquidation.

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

Extension Amendment, Trust Amendment and Warrant Conversion Proposal

The Company held a special meeting of stockholders on April 8, 2016 to consider and vote upon certain proposals to amend the Company’s amended and restated certificate of incorporation (the “Extension Amendment”): (a) to extend the date before which the Company must complete a Business Combination (the “Termination Date”) from April 10, 2016 (the “Current Termination Date”) to April 10, 2017 (the “Extended Termination Date”), and to provide that the date for cessation of operations of the Company if the Company has not completed a Business Combination would similarly be extended; (b) to allow holders of the Company’s public shares to redeem their public shares, in connection with the Extension Amendment, for a pro rata portion of the funds available in the trust account (the “trust account”) established in connection with the Company’s IPO, and to authorize the Company and the trustee to disburse such redemption payments; and (c) a proposal (the “Trust Amendment”) to amend and restate the Company’s investment management trust agreement, dated April 10, 2014 (the “trust agreement”) by and between the Company and Continental Stock Transfer & Trust Company (the “trustee”) to permit distributions from the trust account to pay public stockholders properly demanding redemption in connection with the Extension Amendment and the Trust Amendment; and extend the date on which to commence liquidating the trust account in the event the Company has not consummated a Business Combination from the Current Termination Date to the Extended Termination Date. Both the Extension Amendment and the Trust Amendment were approved by stockholders at the special meeting, and 5,605,929 shares of the Company’s common stock were redeemed for $28,029,645 in connection with the approval of the Extension Amendment and the Trust Amendment.  As of August 18, 2016, 2,394,071 shares of the Company’s common stock issued in its IPO remain outstanding, and approximately $12,000,000 remains in the trust account.

The Company also held a special meeting of its warrantholders on April 8, 2016 where our warrantholders considered and voted on a proposal, the “Warrant Conversion Proposal,” to approve an amendment (the “Warrant Amendment”) to the Warrant Agreement, dated as of April 10, 2014 (the “Warrant Agreement”), between the Company and Continental Stock Transfer& Trust Company, to provide for the conversion of all of the 8,000,000 outstanding warrants into an aggregate of 80,000 shares of common stock (so that each warrant is converted into one-hundredth (1/100th) of one share) upon the consummation of a Business Combination, and to terminate the Warrant Agreement in connection with such conversion, which the Company believes will increase its strategic opportunities and attractiveness to potential target businesses and future investors by eliminating the dilutive impact from the warrants. The Warrant Amendment was approved by our warrantholders at the special meeting.

Other Changes

We also changed certain material terms relating to the consummation of a Business Combination. The Company’s IPO prospectus, previous filings with the SEC and insider letter agreements entered into with the initial stockholders all contemplated that the 28,375,000 shares of common stock issued to the initial stockholders included an aggregate of 25,106,250 shares of common stock that are subject to forfeiture pursuant to the terms of the insider letter agreements (of which 16,796,200 shares have been forfeited to date), so that the initial stockholders and their permitted transferees would own no more than 20% of the Company’s issued and outstanding shares after the business transaction based on certain assumptions as disclosed in the IPO prospectus. The Company no longer interests to adhere to the agreement that the initial stockholders would own no more than 20% of the Company’s issued and outstanding shares after the business transaction. Accordingly, the board of directors of the Company may choose in its discretion to forfeit and cancel as many initial shares as it determines is appropriate in connection with the Business Combination, which could include the forfeiture of none of the initial shares. Following a Business Combination, the initial stockholders could continue to own all, or substantially all of their shares, and the public stockholders could own a significantly smaller portion of the total outstanding shares of common stock than as contemplated by the IPO prospectus, previous filings with the SEC and the insider letter agreements. The Company’s IPO prospectus, previous filings with the SEC and insider letter agreements also contemplated a private placement of at least 1,000,000 shares of common stock (or securities convertible into common stock) at $5.00 per share in a private placement to occur concurrently with the closing of the Company’s Business Combination for gross proceeds of $5,000,000. However, neither the Company nor the initial stockholders that had previously agreed to such placement may adhere to such agreement and accordingly, the size of the private placement will be determined by the board of directors in connection with the Business Combination, which could result in a smaller or no private placement consummated in connection therewith.

On May 10, 2016, we signed a term sheet with Serruya Private Equity (“SPE”) which, among other things, provided for an investment of up to $50,000,000 by SPE in connection with a Business Combination. The amount invested will be at the discretion of SPE. In addition, we appointed Aaron Serruya to our board of directors and agreed that we would not close a Business Combination without the unanimous consent of our board.

Results of Operations

We have not generated any revenues to date. Through June 30, 2016, our efforts were limited to organizational activities, our search for a Business Combination, preparations for the special meetings of stockholders and warrantholders, and activities related to the Offering. It is unlikely we will have any revenues unless we are able to effect an Business Combination with an operating company, of which there can be no assurances. Our current plan of operation consists solely of our search to identify suitable candidates for our Business Combination.

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

Shortly after the closing of the Offering, the proceeds held in the trust account were invested in an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940. The value of the trust account was approximately $12,000,000 as of June 30, 2016.

For the three and six months ended June 30, 2016, we had losses from operations of $148,000 and $294,000, consisting of accrued franchise taxes, professional fees, expenses related to our search for a target business and general and administrative expenses. This compares with a net loss of $75,000 and $229,000 for the three and six months ended June 30, 2015.

We will not generate any operating revenues until after the consummation of a Business Combination, at the earliest. We will continue to generate minimal non-operating income in the form of interest income on cash held in our trust account. We expect to incur increased expenses through April 2017 as a result of activities relating to a Business Combination, including due diligence expenses. As we expect to continue to generate net losses, we do not anticipate incurring substantial income or other tax expense (other than franchise taxes) until the consummation of our Business Combination, at the earliest.

Liquidity and Capital Resources

As of June 30, 2016, we had assets equal to $12,003,000, comprised of prepaid expenses and funds in our trust account. This compares with assets of $40,047,000 as of December 31, 2015, comprised of cash, prepaid expenses and funds in our trust account. Our current liabilities as of June 30, 2016 totaled approximately $1,527,000, comprised of accounts payable and accrued expenses, accrued franchise taxes, promissory notes issued to Broadband Capital Management LLC (“BCM”) and advances from BCM and/or its affiliates. This compares to our current liabilities as of December 31, 2015 of $1,295,000, comprised of accounts payable and accrued expenses, accrued franchise taxes, promissory notes issued to BCM and advances from BCM and/or its affiliates.

As of June 30, 2016, we owed BCM and/or its affiliates an aggregate of $795,000, comprised of promissory notes in the amount of $113,000 and advances of $682,000. The notes are payable upon the consummation of our Business Combination, bear no interest and contain a waiver of any and all rights to the funds in the trust account resulting from the consummation of the Offering. The advances bear no interest and are payable upon the consummation of our Business Combination. Following the closing of the Offering and prior to the consummation of the Business Combination, BCM and/or its affiliates has agreed to loan the Company funds from time to time of up to $2,000,000, including the amounts above, under an Expense Advancement Agreement discussed further below and in Notes 1 and 3 to the financial statements.

Cash flows used in operating activities for the six months ended June 30, 2016 and 2015 were approximately $111,000 and $88,000, respectively.

We intend to use substantially all of the funds held in the trust account (net of taxes and amounts released to us for working capital purposes) to consummate our Business Combination. In addition, on May 10, 2016, we signed a term sheet with SPE which, among other things, provided for an investment of up to $50,000,000 by SPE in connection with our Business Combination. The amount invested will be at the discretion of SPE.

We believe that interest earned on the funds in the trust account released to us for working capital purposes, if any, and proceeds of the loans provided to us from BCM and/or its affilaites, and cooperation from our professional service providers will be sufficient to allow us to operate until the Extended Termination Date. All the expenses relating to the Offering were funded by proceeds from loans with BCM. Prior to the consummation of our Business Combination, in order to fund all expenses relating to investigating and selecting a target business, negotiating an acquisition agreement and consummating such acquisition and our other working capital requirements, BCM and/or its affiliates has agreed to loan us funds from time to time, or at any time, up to $2,000,000. All these advances will be due and payable upon the completion of our Business Combination and will be on terms that waive any and all rights to the funds in the trust account. We can provide no assurance that we can continue to satisfy our cash requirements for at least the next twelve months.

The terms of such loans will not have any recourse against the trust account nor pay any interest prior to the consummation of our business transaction and be no more favorable than could be obtained by a third party.

We do not believe we will need to raise additional funds other than the loans provided or to be provided to us until the consummation of our Business Combination to meet the expenditures required for operating our business. However, in addition to the SPE investment commitment, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a Business Combination that is presented to us. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our Business Combination. Our initial stockholders and their designees have committed to purchase 1,000,000 shares of our common stock at $5.00 per share in a private placement to occur concurrently with the closing of our Business Combination for gross proceeds of $5,000,000. However, neither the Company nor the initial stockholders that had previously agreed to such placement may adhere to such agreement and accordingly, the size of the private placement will be determined by the board of directors in connection with the initial business transaction, which could result in a smaller or no private placement consummated in connection with the initial business transaction.

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

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficial owner of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Scheme Document

101. CAL	XBRL Taxonomy Extension Calculation Link base Document

101. DEF	XBRL Taxonomy Extension Definition Link base Document

101. LAB	XBRL Taxonomy Label Link base Document

101. PRE	XBRL Extension Presentation Link base Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 19, 2016	COMMITTED CAPITAL ACQUISITION CORPORATION II

	By:	/s/ Michael Rapp
Michael Rapp
Chief Executive Officer and Chairman
Principal Executive Officer
Principal Financial Officer

