Form 10-Q
period 2016-09-30
COMMITTED CAPITAL ACQUISITION Corp II
filed 2016-11-22
CIK 1539892

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,972,871 shares of common stock, par value $.00001 per share, outstanding as of November 17, 2016.

COMMITTED CAPITAL ACQUISITION CORPORATION II

- INDEX -

Committed Capital Acquisition Corporation II

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS

Current Assets
Cash	$16,000	$8,000
Prepaid expenses	3,000	1,000
Total Current Assets	19,000	9,000

Investment in Trust Account	12,008,000	40,038,000
Total Assets	$12,027,000	$40,047,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$177,000	$112,000
Accrued offering expenses	13,000	13,000
Accrued franchise taxes	593,000	420,000
Notes payable, related party	113,000	113,000
Advances, related party	735,000	637,000
Total Current Liabilities	1,631,000	1,295,000
COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 250,000,000 shares authorized; 13,972,871 and 36,212,237 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	-	-
Additional paid-in capital	11,645,000	39,674,000
Accumulated deficit	(1,249,000)	(922,000)
Total Stockholders’ Equity	10,396,000	38,752,000
Total Liabilities and Stockholders’ Equity	$12,027,000	$40,047,000

The accompanying notes are an integral part of the condensed financial statements.

Committed Capital Acquisition Corporation II

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the		For the
	Three months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

General and Administrative Expenses and Franchise Taxes	90,000	136,000	385,000	365,000

Loss from Operations	(90,000)	(136,000)	(385,000)	(365,000)

Interest and Dividend Income on Trust Account	10,000	8,000	58,000	19,000

Net Loss Attributable to Common Stockholders	$(80,000)	$(128,000)	$(327,000)	$(346,000)

Weighted Average Number of Common Shares Outstanding	13,973,000	36,212,000	19,966,000	36,212,000

Basic and Diluted Net Loss per Share Attributable to Common Stockholders	$(0.01)	$(0.00)	$(0.02)	$(0.01)

The accompanying notes are an integral part of the condensed financial statements.

Committed Capital Acquisition Corporation II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2016

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
BALANCE, DECEMBER 31, 2015	36,212,237	$-	$39,674,000	$(922,000)	$38,752,000
Shares forfeited by Founders in March 2016	(16,633,437)	-	-	-	-
Shares redeemed by stockholders in April 2016	(5,605,929)	$0	(28,029,000)	$0	(28,029,000)
Net loss				(327,000)	(327,000)
BALANCE, SEPTEMBER 30, 2016	13,972,871	$-	$11,645,000	$(1,249,000)	$10,396,000

The accompanying notes are an integral part of the condensed financial statements.

Committed Capital Acquisition Corporation II

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months ended September 30,
	2016	2015

Cash Flows from Operating Activities

Net loss	$(327,000)	$(346,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and dividend income on Trust Account	(58,000)	(19,000)
Changes in operating assets and liabilities:
Prepaid expenses	(2,000)	3,000
Accounts payable and accrued expenses	65,000	36,000
Accrued franchise taxes	173,000	180,000
Net cash used in operating activities	(149,000)	(146,000)

Net cash provided by Investing Activities
Withdrawal from Trust Account	59,000	-

Cash Flows from Financing Activities
Proceeds from related party advances	98,000	140,000

Net increase (decrease) in cash	8,000	(6,000)

Cash at beginning of the period	8,000	29,000

Cash at end of the period	$16,000	$23,0000

Supplemental disclosure of non-cash financing activities:
Common stock redeemed in Extension
Amendment with proceeds from Trust	$28,029,000	$-

Related party advances directly paid to vendors	$-	$30,000

The accompanying notes are an integral part of the condensed financial statements.

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Committed Capital Acquisition Corporation II (the “Company”) was incorporated in Delaware on May 18, 2011. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets not yet identified (“Business Combination”). The Company has neither engaged in any operations nor generated revenue to date.

The Company filed a Form S-1 with the United States Securities and Exchange Commission (“SEC”) in connection with its offering to sell up to 7,000,000 units at a price of $5.00 per unit (the “Offering”).  The underwriters for the Offering were granted an over-allotment option to purchase up to an additional 1,050,000 units for 45 days after the effectiveness of the registration statement for the Offering. Each unit consists of one share of common stock, par value $0.00001 per share (the "Common Stock"), and one warrant to purchase one half of one share of Common Stock at an exercise price of $2.50 per half-share ($5.00 per whole share).  Under the terms of the warrant agreement, the Company has agreed to use their best efforts to file a post-effective or new registration statement under the Securities Act of 1933, as amended, following the completion of the Company's initial business transaction.  Each warrant will become exercisable upon effectiveness of such post-effective amendment or new registration statement and will expire on the date that is the earlier of (i) five years after the effective date of the registration statement registering the shares of Common Stock issuable upon the exercise of the warrants or (ii) the forty-fifth (45th) day following the date that the Company’s Common Stock closes at or above $8.00 per share for 20 out of 30 trading days commencing on the effective date.  If the Company is unable to deliver registered shares of Common Stock to the holder upon exercise of warrants during the exercise period, there will be no cash settlement of the warrants and the warrants will expire worthless.  The lead underwriter for the Offering was a related party; see Note 4.

On April 10, 2014, the registration statement in connection with the Offering was declared effective. Additionally, on April 11, 2014, the Company filed with the Secretary of State of the State of Delaware its Amended and Restated Certificate of Incorporation.  The Company has, as amended (see below), 36 months from April 10, 2014 to complete its Business Combination. If the Company does not consummate a Business Combination within such 36-month period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem the Company’s public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account less taxes and amounts released to the Company for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders.

On April 16, 2014, the Company closed the Offering and issued 7,000,000 equity units for gross proceeds of $35,000,000 consisting of 7,000,000 shares of Common Stock and warrants to purchase an additional 3,500,000 shares of Common Stock (as described above).

On April 17, 2014, the representative of the underwriters advised the Company that it planned to exercise its over-allotment option with respect to 1,000,000 Units (the "Option Units") for gross proceeds of $5,000,000. On April 21, 2014, the closing of the Option Units occurred and the Company issued 1,000,000 equity units for gross proceeds of $5,000,000 consisting of 1,000,000 shares of Common Stock and warrants to purchase an additional 500,000 shares of Common Stock (as described above). The underwriters did not exercise their overallotment option for the remaining 40,000 Option Units, as a result the initial shareholders forfeited 162,763 initial shares.

The costs of the Offering, including the overallotment, were approximately $351,000.

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS

The Company held a special meeting of stockholders on April 8, 2016 to consider and vote upon two proposals to amend the Company’s amended and restated certificate (the “Extension Amendment”) to: (a) extend the date before which the Company must complete a business transaction (the “Termination Date”) from April 10, 2016 (the “Current Termination Date”) to April 10, 2017 (the “Extended Termination Date”), and provide that the date for cessation of operations of the Company if the Company has not completed a business transaction would similarly be extended; and (b) allow holders of the Company’s public shares to redeem their public shares, in connection with the Extension Amendment, for a pro rata portion of the funds available in the trust account (the “trust account”) established in connection with the Company’s initial public offering (“IPO”), and authorize the Company and the trustee to disburse such redemption payments; and (c) a proposal (the “Trust Amendment”) to amend and restate the Company’s investment management trust agreement, dated April 10, 2014 (the “trust agreement”) by and between the Company and Continental Stock Transfer & Trust Company (the “trustee”) to permit distributions from the trust account to pay public stockholders properly demanding redemption in connection with the Extension Amendment and the Trust Amendment; and extend the date on which to commence liquidating the trust account in the event the Company has not consummated a business transaction from the Current Termination Date to the Extended Termination Date. Both the Extension Agreement and the Trust Amendment were approved by stockholders at the special meeting and 5,605,929 shares of the Company’s common stock were redeemed for $28,029,645 in connection with the approval of the Extension Amendment and the Trust Amendment. As of September 30, 2016, 2,394,071 shares of the Company’s stock issued in its IPO remain outstanding and approximately $12,008,000 remains in the trust account.

The Company also held a special meeting of its warrantholders on April 8, 2016 where the Company’s warrantholders voted to approve an amendment (the “Warrant Amendment”) to the Warrant Agreement, dated as of April 10, 2014 (the “Warrant Agreement”), between the Company and Continental Stock Transfer & Trust Company, to provide for the conversion of all of the 8,000,000 outstanding warrants into an aggregate of 80,000 shares of common stock (so that each warrant is converted into one-hundredth (1/100th) of one share) upon the consummation of a business transaction, and terminate the Warrant Agreement in connection with such conversion, which the Company believes will increase its strategic opportunities and attractiveness to potential target businesses and future investors by eliminating the dilutive impact from the warrants. If the Warrant Conversion Proposal is not approved by the warrantholders, the Company will not effect the Extension Amendment and Trust Amendment unless the board of directors of the Company elects to waive such condition. If the Extension Amendment and Trust Amendment do not become effective, the Company’s warrants will expire worthless. Both proposals were passed by the warrantholders.

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

The Company is not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating its initial business transaction.  The Company will have virtually unrestricted flexibility in identifying and selecting a prospective transaction candidate.  The Company does not currently have any specific merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable stock transaction or other similar business transaction under consideration or discussion.

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS

Subsequent to the closing of the Offering and the closing of the Option Units, the gross proceeds of $40,000,000 were placed in a trust account ("Trust Account").  The gross proceeds are required to be invested in U.S. "government securities," defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940.  Except for a portion of the interest income that may be released to the Company to pay income or other tax obligations and to fund its working capital requirements, none of the funds held in the trust account will be released until the earlier of (i) the consummation of a business transaction, (ii) the Company’s redemption of the public shares sold in the Offering if the Company is unable to consummate its initial business transaction within the 36-month period set forth above, or (iii) the Company’s liquidation (if no redemption occurs).

Following the closing of the Offering and prior to the consummation of the Business Combination, in order to fund all expenses relating to investigating and selecting a target business, negotiating an acquisition agreement and consummating such acquisition and the Company’s other working capital requirements, an affiliate of certain initial stockholders has committed to loan the Company funds from time to time of up to $2,000,000.  See Note 4.  There are no agreements for facilities or services between the Company and any of its initial stockholders.

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

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the SEC’s reporting requirements under Regulation S-X and S-K. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015 contained in the Company’s Form 10-K filed on April 8, 2016.

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC.

The financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2016 and the results of operations and cash flows presented herein have been included in the financial statements. The financial statements as of and for the three and nine months ended September 30, 2016 and 2015 and as of December 31, 2015 have been rounded to the nearest thousands of dollars.

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates their carrying amounts represented on the balance sheets.

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

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2016 and December 31, 2015, the Company has a gross deferred tax asset of approximately $500,000 and $370,000, respectively, related to net operating loss carryforwards and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time. Thus, no asset is recorded on the accompanying condensed balance sheets.

There were no unrecognized tax benefits as of September 30, 2016 and December 31, 2015. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2016 and December 31, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material change from its position. The Company is subject to income tax examinations by federal, New York State and New York City, and the earliest tax year the Company is subject to exam is 2013. The Company charges state franchise taxes to operations and such amounts were approximately $60,000 and $120,000 for the three and nine months ended September 30, 2016 and 2015, respectively. These amounts have not been paid and are accrued on the balance sheets.

General and administrative expenses

Included in general and administrative expenses are normal costs of operating as a special purpose acquisition company, including professional fees associated with its corporate matters and public filings, insurance and franchise taxes, and costs to explore business combination opportunities. In addition, once a business combination target is identified, general and administrative costs are likely to include consulting and professional costs for conducting due diligence and preparing agreements, as well as costs associated with obtaining financing and shareholder approval for the proposed combination, including printing and distribution costs.

Recently issued accounting standards

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3.	INVESTMENT IN TRUST ACCOUNT

Since the closing of the Offering, the gross proceeds have been held in the Trust Account. During the Three and Nine Months ended September 30, 2016, the Company withdrew approximately $59,000 of interest income from the Trust to fund tax obligations and working capital needs, as permitted in the Trust Agreement. As described in Note 1, the Trust Account may be invested in U.S. government securities, defined as any Treasury Bill or equivalent securities issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of its initial business transaction or (ii) the distribution of the Trust Account as described below.

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS

Investment securities in the Trust Account at September 30, 2016 and December 31, 2015 consist of an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940 with an investment bank. The Institutional Money Market Account is classified as a Level 1 investment within the fair value hierarchy. There are no holding gains or losses to date and there has been approximately $10,000 and $58,000 of interest and dividend income earned for the three and nine months ended September 30, 2016, respectively, and approximately $8,000 and $19,000 of interest and dividend income earned for the three and nine months ended September 30, 2015, respectively.

4.	RELATED PARTY TRANSACTIONS

The Company issued an aggregate approximately $113,000 of unsecured promissory notes to BCM, an affiliate of the Company, consisting of two, $15,000 unsecured promissory notes to BCM on February 10, 2012 and March 5, 2012 and an approximately $83,000 unsecured promissory note to BCM on April 23, 2012.

Following the closing of the Offering and prior to the consummation of the initial business transaction, BCM has committed to loan the Company funds from time to time of up to $2,000,000, under an Expense Advancement Agreement, also see Note 1. As of September 30, 2016 and December 31, 2015, BCM and/or its principals has advanced approximately $735,000 and $637,000, respectively, which is included in the balance sheets including approximately $53,000 and approximately $98,000, respectively, advanced in the three and nine months ended September 30, 2016.

All of the notes, loans and /or advances are non-interest bearing and payable in full at the closing of the Business Combination and are on terms that waive any and all rights to the funds in the Trust Account. Due to the possibility that the notes, loans and/or advances will be due in less than a year, they are classified as current liabilities on the condensed balance sheets.

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

The 28,375,000 shares of Common Stock issued to the initial stockholders includes an aggregate of 25,106,250 shares of Common Stock that are subject to forfeiture pursuant to the terms of a letter agreement, so that the initial stockholders and their permitted transferees will own no more than 20% of the Company’s issued and outstanding shares after the Business Combination. Under that agreement, 162,763 shares were forfeited upon completion of the Offering and overallotment option as described in Note 1 and an additional 16,633,437 were forfeited in March 2016. As such, 11,578,800 and 28,212,237 shares, respectively, of the 28,375,000 issued to initial stockholders are outstanding at September 30, 2016 and December 31, 2015. The initial stockholders have agreed that they will not sell or transfer their initial shares until the earlier of: (i) one year after the completion of the Business Combination or earlier if, subsequent to the Business Combination, the last sales price of the Common Stock equals or exceeds $7.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the Business Combination and all public warrants either have been exercised or expired, or (ii) the date on which the Company consummates a liquidation, merger, stock exchange or other similar transaction after the Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property; provided, however, that all or any part of the initial shares may be transferred in a permitted transfer, as described in the prospectus.

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

There is no compensation, commission or discounts payable to the underwriters except for $25,000, which was paid to Chardan as qualified independent underwriter, and an additional $25,000 which would be payable to Chardan at the close of the Business Combination.

On May 10, 2016, the “Company received a non-binding term sheet (the “Term Sheet”) with Serruya Private Equity (“SPE”), pursuant to which SPE committed to invest an amount up to $50,000,000 in connection with the closing by the Company of an initial business transaction, which amount will be in the sole discretion of SPE. The Term Sheet requires that the Company appoint a designee of SPE to its board of directors, and that the Company further agree not to consummate a Transaction without the unanimous consent of the Board. To date no investments have been made.

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

Extension Amendment, Trust Amendment and Warrant Conversion Proposal

The Company held a special meeting of stockholders on April 8, 2016 to consider and vote upon two proposals to amend the Company’s amended and restated certificate (the “Extension Amendment”) to: (a) extend the date before which the Company must complete a Business Combination (the “Termination Date”) from April 10, 2016 (the “Current Termination Date”) to April 10, 2017 (the “Extended Termination Date”), and provide that the date for cessation of operations of the Company if the Company has not completed a Business Combination would similarly be extended; and (b) allow holders of the Company’s public shares to redeem their public shares, in connection with the Extension Amendment, for a pro rata portion of the funds available in the trust account (the “trust account”) established in connection with the Company’s IPO, and authorize the Company and the trustee to disburse such redemption payments; and (c) a proposal (the “Trust Amendment”) to amend and restate the Company’s investment management trust agreement, dated April 10, 2014 (the “trust agreement”) by and between the Company and Continental Stock Transfer & Trust Company (the “trustee”) to permit distributions from the trust account to pay public stockholders properly demanding redemption in connection with the Extension Amendment and the Trust Amendment; and extend the date on which to commence liquidating the trust account in the event the Company has not consummated a Business Combination from the Current Termination Date to the Extended Termination Date. Both the Extension Amendment and the Trust Amendment were approved by stockholders at the special meeting and 5,605,929 shares of the Company’s common stock were redeemed for $28,029,645 in connection with the approval of the Extension Amendment and the Trust Amendment.  As of November 18, 2016, 2,394,071 shares of the Company’s common stock issued in its IPO remain outstanding, and approximately $12,000,000 remains in the trust account.

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

On May 10, 2016, we signed a term sheet with Serruya Private Equity (“SPE”) which, among other things, provided for an investment of up to $50,000,000 by SPE in connection with our Business Combination. The amount invested will be at the discretion of SPE. In addition, we agreed to appoint Aaron Serruya to our board of directors and agreed that we would not close a Business Combination without the unanimous consent of our board.

Results of Operations

We have not generated any revenues to date. Through September 30, 2016, our efforts were limited to organizational activities, our search for a Business Combination, preparations for the special meetings of stockholders and warrantholders and activities related to the Offering. It is unlikely we will have any revenues unless we are able to effect an Business Combination with an operating company, of which there can be no assurance. Our current plan of operation consists solely of our search to identify suitable candidates for our Business Combination.

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

Shortly after the closing of the Offering, the proceeds held in the trust account were invested in an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940. The value of the trust account was approximately $12,000,000 as of September 30, 2016.

For the three and nine months ended September 30, 2016, we had net losses of $80,000 and $327,000, consisting of accrued franchise taxes, professional fees, expenses related to our search for a target business and general and administrative expenses. This compares with a net loss of $128,000 and $346,000 for the three and nine months ended September 30, 2015.

We will not generate any operating revenues until after the consummation of our Business Combination, at the earliest. We will continue to generate minimal non-operating income in the form of interest income on cash held in our trust account. We expect to incur increased expenses through April 2017 as a result of activities relating to our Business Combination, including due diligence expenses. As we expect to continue to generate net losses, we do not anticipate incurring substantial income or other tax expense (other than franchise taxes) until the consummation of our Business Combination, at the earliest.

Liquidity and Capital Resources

As of September 30, 2016, we had assets equal to $12,027,000, comprised of cash, cash prepaid expenses and funds in our trust account. This compares with assets of $40,047,000 as of December 31, 2015, comprised of cash, cash prepaid expenses and funds in our trust account. Our current liabilities as of September 30, 2016 totaled approximately $1,631,000, comprised of accounts payable and accrued expenses, accrued franchise taxes, promissory notes issued to Broadband Capital Management LLC (“BCM”) and advances from BCM and/or its affiliates. This compares to our current liabilities as of December 31, 2015 of $1,295,000, comprised of accounts payable and accrued expenses, accrued franchise taxes, promissory notes issued to BCM and advances from BCM and/or its affiliates.

As of September 30, 2016, we owed BCM and/or its affiliates an aggregate of $848,000, comprised of promissory notes in the amount of $113,000 and advances of $735,000. The notes are payable upon the consummation of our Business Combination, bear no interest and contain a waiver of any and all rights to the funds in the trust account resulting from the consummation of the Offering. The advances bear no interest and are payable upon the consummation of our Business Combination. Following the closing of the Offering and prior to the consummation of the Business Combination, BCM and/or its affiliates has agreed to loan the Company funds from time to time of up to $2,000,000, including the amounts above, under an Expense Advancement Agreement discussed further below and in Notes 1 and 3 to the financial statements.

Cash flows used in operating activities for the nine months ended September 30, 2016 and 2015 were approximately $149,000 and $146,000, respectively.

We intend to use substantially all of the funds held in the trust account (net of taxes and amounts released to us for working capital purposes) to consummate our Business Combination. In addition, on May 10, 2016, we signed a term sheet with SPE which, among other things, provided for an investment of up to $50,000,000 by SPE in connection with our Business Combination. The amount invested will be at the discretion of SPE and to date no investments have been made.

We believe that interest earned on the funds in the trust account released to us for working capital purposes, if any, and proceeds of the loans provided to us from BCM and/or its affilaites, and cooperation from our professional service providers will be sufficient to allow us to operate until the Extended Termination Date. All the expenses relating to the Offering were funded by proceeds from loans with BCM. Prior to the consummation of our Business Combination, in order to fund all expenses relating to investigating and selecting a target business, negotiating an acquisition agreement and consummating such acquisition and our other working capital requirements, BCM and/or its affiliates has agreed to loan us funds from time to time, or at any time, up to $2,000,000. All these advances will be due and payable upon the completion of our Business Combination and will be on terms that waive any and all rights to the funds in the trust account. We can provide no assurance that we can continue to satisfy our cash requirements until April 2017.

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

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Scheme Document

101. CAL	XBRL Taxonomy Extension Calculation Link base Document

101. DEF	XBRL Taxonomy Extension Definition Link base Document

101. LAB	XBRL Taxonomy Label Link base Document

101. PRE	XBRL Extension Presentation Link base Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 22, 2016	COMMITTED CAPITAL ACQUISITION CORPORATION II

	By:	/s/ Michael Rapp
Michael Rapp
Chief Executive Officer and Chairman
Principal Executive Officer
Principal Financial Officer

