Form 10-K
period 2016-12-31
COMMITTED CAPITAL ACQUISITION Corp II
filed 2017-05-30
CIK 1539892

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 333-192586

Committed Capital Acquisition Corporation II

(Exact name of registrant as specified in its charter)

Delaware	45-4345803
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

370 Lexington Avenue, Suite 1208

New York, New York 10017

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter):

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

*The registrant has not been subject to the filing requirements of Section 13 or 15(d) of the Exchange Act since January 1, 2015; however, registrant filed all reports since that date that would have been required to be filed if it were subject to Section 13 or 15(d) of the Exchange Act.

The aggregate market value of the outstanding common stock held by non-affiliates, computed by reference to the closing sales price for the Registrant’s common stock on March 31, 2017, the last business day of the registrant’s most recently completed fiscal quarter, as reported on the OTCQB marketplace, was approximately $9,695,988.

As of May 17, 2017, there were 8,931,227 shares of the registrant’s common stock, par value $0.00001 per share, issued and outstanding.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. You should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand), and regulatory conditions and the following:

●	our ability to effect the proposals to amend our amended and restated certificate of incorporation to extend the date before which we must complete a business transaction from April 10, 2017 to April 10, 2019 and to provide that the date for cessation of our operations if we have not completed a business transaction would similarly be extended;
●	if we were to consummate a business transaction prior to the Extended Termination Date, the decision of the Company’s board of directors to not require forfeiture and cancellation of certain founder shares held by the initial stockholders;the reduction of the proceeds held in the trust account due to third party claims;

●	our selection of a prospective target business or asset for the initial business transaction and the inability of our stockholders to affect the determination of our board of directors in respect of such initial business transaction;

●	our issuance of our capital shares or incurrence of debt to complete a business transaction;

●	our ability to consummate an attractive business transaction due to our limited resources and the significant competition for business transaction opportunities;

●	conflicts of interest of our officers, directors and initial stockholders;

●	potential current or future affiliations of our officers and directors with competing businesses;

●	our ability to obtain additional financing if necessary;

●	our initial stockholders’ ability to control or influence the outcome of matters requiring stockholder approval due to their substantial interest in us;

●	the adverse effect the outstanding warrants may have on the market price of our common stock;

●	the adverse effect on the market price of our common stock due to the existence of registration rights with respect to the securities owned by our initial stockholders and private placement investors;

●	the lack of a market for our securities;

●	our dependence on our key personnel;

●	the general business and market outlook;

●	our stockholders’ lack of approval rights over our business transaction;

●	the short exercise period of our warrants;

●	stockholders’ lack of redemption rights in connection with the consummation of our initial business transaction; and

●	the costs of complying with applicable laws.

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

We initially had only 24 months from April 10, 2014 to consummate our Business Combination. If we did not consummate a Business Combination within such 24-month period, we would (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate as part of our plan of dissolution and liquidation.

2016 Extension Amendment, Trust Amendment and Warrant Conversion Proposal

The Company held a special meeting of stockholders on April 8, 2016 to consider and vote upon two proposals to amend the Company’s amended and restated certificate to: (a) extend the date before which the Company must complete a Business Combination from April 10, 2016 to April 10, 2017, and provide that the date for cessation of operations of the Company if the Company has not completed a Business Combination would similarly be extended; and (b) allow holders of the Company’s public shares to redeem their public shares, in connection with the Extension Amendment, for a pro rata portion of the funds available in the trust account (the “trust account”) established in connection with the Company’s IPO, and authorize the Company and the trustee to disburse such redemption payments; and (c) a proposal to amend and restate the Company’s investment management trust agreement, dated April 10, 2014 (the “trust agreement”) by and between the Company and Continental Stock Transfer & Trust Company (the “trustee”) to permit distributions from the trust account to pay public stockholders properly demanding redemption in connection with the Extension Amendment and the Trust Amendment; and extend the date on which to commence liquidating the trust account in the event the Company has not consummated a Business Combination from the April 10, 2016 to April 10, 2017. Both amendments were approved by stockholders at the special meeting and 5,605,929 shares of the Company’s common stock were redeemed for $28,029,645 in connection with the approval of such amendments.

The Company also held a special meeting of its warrantholders on April 8, 2016 where our warrantholders considered and voted on a proposal to approve an amendment to the warrant agreement, dated as of April 10, 2014, between the Company and Continental Stock Transfer & Trust Company, to provide for the conversion of all of the 8,000,000 outstanding warrants into an aggregate of 80,000 shares of common stock (so that each warrant is converted into one-hundredth (1/100th) of one share) upon the consummation of a Business Combination, and terminate the warrant agreement in connection with such conversion, which the Company believes will increase its strategic opportunities and attractiveness to potential target businesses and future investors by eliminating the dilutive impact from the warrants. The warrant amendment was approved by our warrantholders at the special meeting.

2017 Extension Amendment and Trust Amendment

On April 10, 2017, the Company held a special meeting of stockholders pursuant to which the Company’s stockholders approved: (i) proposals to amend the Company’s amended and restated certificate of incorporation (the “Extension Amendment”) to (a) extend the date before which the Company must complete a business transaction to April 10, 2019 (the “Extended Termination Date”), and provide that the date for cessation of operations of the Company if the Company has not completed a business transaction would similarly be extended, and to (b) allow holders of the Company’s public shares to redeem their public shares, in connection with (y) the Extension Amendment, and (z) a second redemption opportunity on the earlier of July 10, 2017 and the consummation of a business transaction (the “Second Redemption”), for a pro rata portion of the funds available in the trust account and authorize the Company and the trustee to disburse such redemption payments; and (ii) a proposal to amend and restate the amended and restated investment management trust agreement, dated April 8, 2016, by and between the Company and Continental Stock Transfer & Trust Company (the “Trust Amendment”), to permit distributions from the trust account to pay public stockholders properly demanding redemption in connection with (a) the Extension Amendment, and (b) the Second Redemption; and extend the date on which to commence liquidating the trust account in the event the Company has not consummated a business transaction from April 10, 2017 to the Extended Termination Date (the “Proposals”).

Of the 2,394,071 shares that were eligible for redemption, 2,042,244 such shares were redeemed in connection with the Extension Amendment and the Second Redemption for a total of $10,211,220.

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

We have only until April 10, 2019, to consummate our initial business transaction. If we do not consummate our initial business transaction by such time, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate as part of our plan of dissolution and liquidation.

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

Unlike most other blank check companies, we will not provide our stockholders with the opportunity to redeem their shares of our common stock for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account upon the consummation of our initial business transaction. However, we provided the holders of public shares with the opportunity to elect to redeem their shares in connection with the vote on the Extension Amendment and the Trust Amendment, as well as an opportunity to redeem their shares in connection with the Second Redemption. The Company believes that such redemption rights protect our public stockholders from (i) having to sustain their investments for an unreasonably long period if the Company fails to find a suitable acquisition in the timeframe previously contemplated and (ii) continuing as an investor in the Company with material changes to the terms relating to the consummation of an initial business transaction. We will not provide our stockholders with the right to vote on our business transaction unless required by law. If a stockholder vote is required by law, we will conduct a proxy solicitation but will not offer our stockholders the opportunity to redeem their shares of common stock in connection with such vote. Our stockholders will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses or assets, since our board of directors will have the sole discretion and authority to approve and consummate our initial business transaction without seeking stockholder approval.

Sources of target businesses

Target business candidates have been, and we expect will continue to be, brought to our attention from members of our management team and various unaffiliated sources, including investment bankers, business brokers, venture capital funds, private equity funds, management teams we have worked with in the past, accountants, lawyers and other members of the financial community who are aware that we are seeking an initial business transaction partner via direct contact or other similar efforts. While we do not presently anticipate engaging the services of professional firms that specialize in acquisitions on any formal basis, we may decide to engage such firms in the future or we may be approached on an unsolicited basis, in which event their compensation may be paid upon the consummation of our initial business transaction. In no event will any of our initial stockholders, including our officers, directors, or any of our or their respective affiliates, be paid any finder’s fee, consulting fee or any other form of compensation, prior to, or for any services they render in connection with, the consummation of our initial business transaction. However, upon the closing of our initial business transaction, our board of directors will have the sole discretion to determine the number of initial shares to be forfeited by each of our initial stockholders. As a result, certain of our initial stockholders may forfeit a lesser number of their initial shares than other initial stockholders if our board of directors determines that such individuals played a more prominent role in identifying, evaluating and closing our initial business transaction. In no event will the total number of initial shares held by the initial stockholders exceed 20.0% of our total issued and outstanding shares of common stock after giving effect to (i) the private placement, (ii) any exercises of the public warrants, and (iii) any forfeitures of initial shares.

While we do not intend to pursue our initial business transaction with a target business that is affiliated with our initial stockholders, including our officers and directors, or any of our affiliates, we are not prohibited from pursuing such a transaction. In the event we seek to complete our initial business transaction with such a target business, we would obtain an opinion from an independent investment banking firm which is a member of FINRA that such an initial business transaction is fair to our stockholders from a financial point of view and require approval of a majority of the disinterested members of our board of directors. Generally, such opinion is rendered to a company’s board of directors and investment banking firms may take the view that stockholders may not rely on the opinion. Such view will not impact our decision on which investment banking firm to hire.

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

We anticipate structuring our initial business transaction to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business transaction to acquire less than 100% of such interests or assets of the target business, but we intend to acquire no less than a controlling interest. We intend to acquire a controlling interest through the acquisition of at least 50.1% of the voting equity interests in the target, but may otherwise acquire an interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act.

In order to consummate such an initial business transaction, we may issue a significant amount of our debt, equity or other securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt, equity or other securities. There are no limitations on our ability to incur debt or issue securities in order to consummate our initial business transaction. If we issue securities in order to consummate such an initial business transaction, our stockholders could end up owning a minority of the combined company’s voting securities, as there is no requirement that our stockholders own a certain percentage of our company (or, depending on the structure of the initial business transaction, the parent company that may ultimately be formed) after our initial business transaction. We have not entered into any such arrangement to issue our debt or equity securities and have no current intention of doing so. The Company’s IPO prospectus, previous filings with the SEC, and insider letter agreements, also contemplated a private placement of at least 1,000,000 shares of common stock (or securities convertible into common stock) at $5.00 per share in a private placement to occur concurrently with the closing of the Company’s initial business transaction, for gross proceeds of $5,000,000. However, neither the Company nor the initial stockholders that had previously agreed to such placement may adhere to such agreement and accordingly, the size of the private placement, if any, will be determined by the board of directors in connection with the initial business transaction, which could result in a smaller or no private placement consummated in connection with the initial business transaction.

Possible lack of business diversification

We may seek to effect business transactions with more than one target business, and there is no required minimum valuation standard for any target at the time of such acquisition, as discussed above. We expect to complete only a single initial business transaction, although this process may entail the simultaneous acquisitions of several operating businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike many other entities that may have the resources to complete several business transactions of entities or assets operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business transaction with a single entity or asset, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business transaction; and

●	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

In the event we ultimately determine to simultaneously acquire several businesses or assets and such businesses or assets are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business or assets is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability to, complete our initial business transaction. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent integration of the businesses or assets into a single operating business.

Limited ability to evaluate the target business’s management

Although we intend to closely scrutinize the incumbent management of a prospective target business when evaluating the desirability of effecting an initial business transaction, we cannot assure you that our assessment will prove to be correct. In addition, we cannot assure you that new members that join our management following an initial business transaction will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following an initial business transaction cannot presently be stated with any certainty. While our current officers and directors may remain associated in senior management or advisory positions with us following an initial business transaction, they may not devote their full time and efforts to our affairs subsequent to an initial business transaction. Moreover, they would only be able to remain with us after the consummation of an initial business transaction if they are able to negotiate employment or consulting agreements in connection with such initial business transaction. Such negotiations would take place simultaneously with the negotiation of our initial business transaction and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of our initial business transaction. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with us after the consummation of an initial business transaction will not be the determining factor in our decision as to whether or not we will proceed with any potential initial business transaction. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

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

Redemption of common stock and liquidation if no initial business transaction

Unlike most other blank check companies, we will not provide our stockholders with the opportunity to redeem their shares of our common stock for cash in connection with the consummation of our initial business transaction or the right to approve our business transaction. We have until April 10, 2019 to consummate our initial business transaction. Pursuant to certain letter agreements entered into at the time of the Offering, each of our officers, directors and initial stockholders have agreed not to take any action to amend or waive any provision of our amended and restated certificate of incorporation relating to our obligation to redeem the public shares if we fail to consummate an initial business transaction during such period in a manner that would limit our obligations to redeem the public shares. If we do not consummate an initial business transaction by April 10, 2019, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate the balance of our net assets to our remaining stockholders, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Such redemption of public shares from our funds in the trust account shall be done automatically by function of our amended and restated certificate of incorporation and prior to any voluntary winding up, although at all times subject to the Delaware General Corporation Law. Pursuant to the terms of our amended and restated certificate of incorporation, our powers following the expiration of the permitted time period for consummating an initial business transaction will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation.

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

Without taking into account any accrued interest to date, we currently have $1,759,135 deposited in the trust account for the benefit of our public stockholders. In the event no initial business transaction is consummated and we are unable to redeem the shares sold in the Offering because such redemption would be in violation of Section 160 of the Delaware General Corporation Law or other applicable law, we intend to submit a plan of dissolution to our public stockholders, requiring a majority of shares voted for approval, in which (i) the proceeds held in our trust account, together with interest, less taxes and amounts released to us for working capital purposes, would be distributed to only our public stockholders on a per share pro rata basis and (ii) the remaining net assets of the company, if any, would be distributed on a per share pro rata basis to our stockholders. If we are required to submit such a plan of dissolution to our public stockholders for approval, the initial stockholders have agreed to vote their initial shares in accordance with the majority of the public stockholders. In such a case, we will also hire a proxy solicitor in order to maximize the number of public shares that vote on the plan of dissolution and increase the likelihood of dissolving the company and returning the pro rata portion of the proceeds held in the trust account. Although we believe it is unlikely that we would not be able to redeem the public shares due to the applicability of Section 160 of the Delaware General Corporation Law or other applicable law, if we were required to submit a plan of dissolution to our public stockholders for approval, our public stockholders may be forced to wait longer than 24 months before they receive their pro rata portion of the proceeds from our trust account. To the extent that the public stockholders did not approve such plan of dissolution, our public stockholders would not receive their pro rata portion of the proceeds from our trust account until such approval was obtained.

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

Although we will seek to have all vendors, service providers (other than our independent accountants), prospective target businesses or other entities which we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, Broadband Capital Management LLC, which was dissolved in 2016 (“BCM”), and Mr. Rapp have agreed that each will be liable to us jointly and severally, if and to the extent that any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $5.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. All referneces herein to BCM refer to the successors thereto, if any. In the event that an executed waiver is deemed to be unenforceable against a third party, BCM and Mr. Rapp will not be responsible to the extent of any liability for such third party claims. We have not, however, independently verified whether BCM and Mr. Rapp have sufficient funds to satisfy their indemnity obligations or asked BCM and Mr. Rapp to reserve for such indemnification obligations. As such, there is no assurance BCM and Mr. Rapp will be able to satisfy those obligations.

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

Periodic Reporting and Audited Financial Statements

We are a “voluntary filer” with the SEC and are not required by the rules and regulations of the SEC to continue filing current and periodic reports. In accordance with the terms of the underwriting agreement entered into with the underwriters in connection with our initial public offering, we file an annual report on Form 10-K that includes audited financial statements, quarterly reports on Form 10-Q and current reports on Form 8-K in a manner that complies in all material respects with the requirements specified in such form.

We are an emerging growth company as defined by the JOBS Act and will remain such for up to five years. However, if our non-convertible debt issued within a three-year period or our total revenues exceed $1 billion or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards.

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

We are an emerging growth company with no operating history and, accordingly, our stockholders will not have any basis on which to evaluate our ability to achieve our business objective.

We are an emerging growth company and have not conducted any active operations since inception. Since we do not have any operations or an operating history, our stockholders will have no basis upon which to evaluate our ability to achieve our business objective, the focus of which is to acquire through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that we have not yet identified. We have no present revenue and will not generate any revenues or income until, at the earliest, after the consummation of our initial business transaction. We do not know when or if our initial business transaction will occur. The financial statements do not include any adjustments that might result from this uncertainty.

If we are unable to consummate an initial business transaction, our public stockholders will be forced to wait until April 10, 2019 or longer, before receiving distributions from our trust account.

If we do not consummate our initial business transaction by April 10, 2019, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate the balance of our net assets to our remaining stockholders. If we redeem such shares, such redemption must comply with the applicable provisions of the Delaware General Corporation Law, including Section 160 thereof, governing rights of redemption. Upon the termination of our corporate existence, the balance of our net assets will be distributed to our remaining stockholders. In the event we are unable to redeem the public shares in compliance with Section 160 of the Delaware General Corporation Law, compliance with Delaware law may require that we submit a plan of dissolution and liquidation to our then stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, investors may be forced to wait beyond 24 months from the date of effectiveness of the registration statement before the liquidation proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. To the extent that the public stockholders did not approve such plan of dissolution, our public stockholders would not receive their pro rata portion of the proceeds from our trust account until such approval was obtained. Except for the above redemption, we have no obligation to return funds to investors prior to the date of our liquidation. Only upon our liquidation will public stockholders be entitled to liquidation distributions if we are unable to complete our initial business transaction.

We may not be able to consummate our initial business transaction within the required timeframe, in which case we will be forced to redeem our public shares and liquidate.

We have until April 10, 2019 to consummate our initial business transaction. Pursuant to certain letter agreements entered into at the Offering, each of our officers, directors and initial stockholders have agreed not to take any action to amend or waive any provision of our amended and restated certificate of incorporation relating to our obligation to redeem the public shares if we fail to consummate an initial business transaction in a manner that would limit our obligations to redeem the public shares. We provided the holders of public shares with the opportunity to elect to redeem their shares in connection with the Extension Amendment and the Second Redemption. The Company believes that such redemption rights protect the Company’s public stockholders from (i) having to sustain their investments for an unreasonably long period if the Company failed to find a suitable acquisition in the timeframe contemplated by the proposed amended and restated certificate and (ii) continuing as an investor in the Company with material changes to the terms relating to the consummation of an initial business transaction. If we do not consummate our initial business transaction by April 10, 2019, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval our remaining stockholders and our board of directors, dissolve and liquidate the balance of our net assets to our remaining stockholders. We may not be able to find a suitable target business within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any prospective target may be reduced as we approach the deadline for the consummation of our initial business transaction.

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

Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, such entities may not agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and may seek recourse against the trust account for any reason. Upon redemption of our public shares if we are unable to complete our initial business transaction within the required timeframe, we will be required to provide for payment of claims of creditors which were not waived that may be brought against us within the subsequent ten years following redemption. Accordingly, the (i) per share redemption price or (ii) per share liquidation price could be less than the $5.00 per share held in the trust account, due to claims of such creditors. In addition, the company has entered into certain trust indemnification agreements, if and to the extent that any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $5.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the parties to such indemnification agreements not be responsible to the extent of any liability for such third party claims. We have not, however, independently verified whether any parties to such indemnification agreements have sufficient funds to satisfy their indemnity obligations As such, there is no assurance that they will be able to satisfy those obligations.

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

Our directors may decide not to enforce the indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $5.00 per share and the parties that have entered into indemnification agreements assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our directors, would determine whether to take legal action to enforce such indemnification obligations. It is possible that our directors in exercising their business judgment may choose not to take legal action on our behalf to enforce their indemnification obligations to us in any particular instance. If our directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $5.00 per share.

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

The Company previously changed certain material terms relating to the consummation of a business transaction. The Company’s IPO prospectus, previous filings with the SEC and insider letter agreements entered into with the initial stockholders all contemplated that the 28,375,000 shares of common stock issued to the initial stockholders included an aggregate of 25,106,250 shares of common stock that are subject to forfeiture pursuant to the terms of the insider letter agreements (of which 16,796,200 shares have been forfeited to date), so that the initial stockholders and their permitted transferees would own no more than 20% of the Company’s issued and outstanding shares after the business transaction based on certain assumptions as disclosed in the IPO prospectus. As previously disclosed, the Company will no longer be adhering to this agreement that the initial stockholders would own no more than 20% of the Company’s issued and outstanding shares after the business transaction. Accordingly, the board of directors of the Company may choose in its discretion to forfeit and cancel as many initial shares as it determines is appropriate in connection with the initial business transaction, which could include the forfeiture of none of the initial shares. Following a business transaction, the initial stockholders could continue to own all or substantially all of its shares and the public stockholders could own a significantly smaller portion of the total outstanding shares of common stock than as contemplated by the IPO prospectus, previous filings with the SEC and the insider letter agreements.

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

If the loans provided to us and interest earned on the trust account balance are insufficient to allow us to operate, we may not be able to complete our initial business transaction.

On and after the time we consummated the Offering, any amounts that we need to pay our income or other tax obligations or to fund our expenses relating to investigating and selecting a target business and other working capital requirements have been and are expected to continue to be funded solely from loans and/or advances and interest earned on the trust account balance, net of taxes payable on such interest. Our board of directors will review and approve all of our significant expenditures. However, we cannot assure you that our estimates will be accurate. The Advancement Agreement (defined below) was terminated on April 10, 2017. If the transactions contemplated by the Expense Agreement (defined below) do not come to function, we will not have the resources required to fund our expenses relating to investing and selecting a target business, and other working capital requirements. If we do not have enough loans to fund our operations, we may not be able to complete our initial business transaction.

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

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business transaction.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 250,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share. As of March 30, 2017, there were ________ authorized but unissued shares of our common stock available for issuance. Although we have no commitment, we may issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete our initial business transaction. In addition, we are not prohibited from selling any additional shares of common stock, units or other securities at a purchase price less than the Offering price. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business transaction, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

●	may significantly reduce the equity interest of investors in the Offering;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to the holders of our common stock;

●	may cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our common stock.

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

As of March 30, 2017, our initial stockholders, including our officers and directors, own an aggregate of 8,579,400 initial shares of common stock, a portion of which may be subject to forfeiture, including 19,745,600 initial shares that have been forfeited to date. The Company’s IPO prospectus, previous filings with the SEC and insider letter agreements entered into with the initial stockholders all contemplated that the 28,375,000 shares of common stock issued to the initial stockholders included an aggregate of 25,106,250 shares of common stock that are subject to forfeiture pursuant to the terms of the insider letter agreements (of which 19,745,600 shares have been forfeited to date), so that the initial stockholders and their permitted transferees would own no more than 20% of the Company’s issued and outstanding shares after the business transaction based on certain assumptions as disclosed in the IPO prospectus. As previously disclosed, the Company will no longer be adhering to this agreement that the initial stockholders would own no more than 20% of the Company’s issued and outstanding shares after the business transaction. Accordingly, the board of directors of the Company may choose in its discretion to forfeit and cancel as many initial shares as it determines is appropriate in connection with the initial business transaction, which could include the forfeiture of none of the initial shares. Following a business transaction, the initial stockholders could continue to own all or substantially all of its shares and the public stockholders could own a significantly smaller portion of the total outstanding shares of common stock than as contemplated by the IPO prospectus, previous filings with the SEC and the insider letter agreements.

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

The requirement that we complete our initial business transaction by April 10, 2019 may give potential target businesses leverage over us in negotiating an initial business transaction and may decrease our ability to conduct due diligence on potential initial business transaction targets as we approach our deadline, which could undermine our ability to consummate our initial business transaction on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning an initial business transaction will be aware that we must consummate our initial business transaction by April 10, 2019. Consequently, such target businesses may obtain leverage over us in negotiating an initial business transaction, knowing that if we do not complete our initial business transaction with that particular target business, we may be unable to complete an initial business transaction with any target business. This risk will increase as we get closer to the deadlines described above. In addition, we may have limited time to conduct due diligence and may enter into an initial business transaction on terms that we would have rejected upon a more comprehensive investigation.

The requirement that we complete an initial business transaction by April 10, 2019 may motivate our current or future officers and directors to approve an initial business transaction that is not in the best interests of stockholders.

Each of our current or future officers and directors may receive reimbursement for out-of-pocket expenses incurred by him in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable initial business transactions targets. In the event that we do not effect an initial business transaction, then any expenses incurred by such individuals in excess of the interest earned on the amount held in trust and loans provided to us will not be repaid and we will liquidate. On the other hand, if we complete a business transaction within such time period, those expenses may be repaid by the target business from the funds in the trust account and/or by the target company. Consequently, our officers and directors may have a conflict of interest when determining whether the terms, conditions and timing of a particular initial business transaction are appropriate and in the best interest of our public stockholders.

An active market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

We may never trade on a national securities exchange such as the Nasdaq Stock Market, which could limit the liquidity and price of our securities. The price of our securities may vary significantly due to our reports of operating losses, one or more potential business transactions, including our initial business transaction, the filing of periodic reports with the SEC, and general market and economic conditions. An active trading market for our securities may never develop or, if one does develop, it may not be sustained. In addition, the price of the securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Our stockholders may be unable to sell their securities unless a market can be established and sustained.

We cannot assure you that our common stock will become listed on a national securities exchange and the failure to do so may adversely affect your ability to dispose of our common stock in a timely fashion.

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

As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business transaction activities more easily than other blank check companies, and this may increase our ability to consummate an initial business transaction with which our stockholders do not agree. However, we and our initial stockholders have agreed not to take any action to amend or waive any provision of our amended and restated certificate of incorporation to allow us not to redeem our public shares if we do not complete our initial business transaction within 24 months from the date of effectiveness of the registration statement. However, we provided the holders of public shares with the opportunity to elect to redeem their shares in connection with the Extension Amendment and the Second Redemption. The Company believes that such redemption right protects the Company’s public stockholders from (i) having to sustain their investments for an unreasonably long period if the Company failed to find a suitable acquisition in the timeframe contemplated by the proposed amended and restated certificate and (ii) continuing as an investor in the Company with material changes to the terms relating to the consummation of an initial business transaction.

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

Though we have no commitments to issue any other notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete an initial business transaction. The incurrence of debt could result in:

●	the default and foreclosure on our assets if our operating cash flow after an initial business transaction is insufficient to pay our debt obligations;

●	the acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt arrangement contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	covenants that limit our ability to acquire capital assets or make additional acquisitions;

●	our inability to obtain additional financing, if necessary, if the debt arrangement contains covenants restricting our ability to obtain additional financing while such debt is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Our initial stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

It is possible that our initial stockholders will beneficially own a substantial proportion of our issued and outstanding shares of common stock at all times through the expiration of their lockup provisions. This ownership interest, together with any other acquisitions of our shares of common stock, could allow our initial stockholders to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after the consummation of our initial business transaction. Depending on the circumstances, our initial stockholders may be able to continue to exert significant control over us even after we complete our initial business transaction.

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

We believe that the proceeds of the Offering currently held in trust, or $1,768,391, will be sufficient to allow us to consummate an initial business transaction. However, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Offering and private placement prove to be insufficient, either because of the size of our initial business transaction or the depletion of the available net proceeds in search of a target business, and if we are unable to secure further loans, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business transaction, we would be compelled to either restructure the transaction or abandon that particular business transaction and seek an alternative target business candidate. None of our officers, directors or initial stockholders are required to provide any financing to us in connection with or after our initial business transaction. The Company’s IPO prospectus, previous filings with the SEC and insider letter agreements also contemplated a private placement of at least 1,000,000 shares of common stock (or securities convertible into common stock) at $5.00 per share in a private placement to occur concurrently with the closing of the Company’s initial business transaction for gross proceeds of $5,000,000. However, neither the Company nor the initial stockholders that had previously agreed to such placement may adhere to such agreement and accordingly, the size of the private placement will be determined by the board of directors in connection with the initial business transaction, which could result in a smaller or no private placement consummated in connection with the initial business transaction.

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

We are a “voluntary filer” with the SEC and are not required by the rules and regulations of the SEC to continue filing current and periodic reports. In accordance with the terms of the underwriting agreement entered into with the underwriters in connection with our initial public offering, we file an annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K in a manner that complies in all material respects with the requirements specified in such form. However, we are not a fully reporting company that is subject to review under Section 408 of the Sarbanes-Oxley Act of 2002 and are not subject to certain other statutory provisions. Furthermore, we are not subject to the going private rules and certain tender offer regulations, and the beneficial holders of our securities do not need to report on acquisitions or dispositions of our securities or their plans regarding their influence and control over our company, nor are we required to distribute proxy materials in connection with our annual meeting. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act exempted issuers other than large accelerated filers and accelerated filers from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. Finally, our securities are not listed on an exchange and, accordingly, we are not subject to the corporate governance requirements set forth in the listing rules of The NASDAQ Stock Market, the New York Stock Exchange or any other exchange. Therefore, our status as a voluntary filer reduces investors’ rights to access significant information regarding us and our controlling stockholders and limits the governance requirements to which we are subject.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We currently maintain our executive offices at 370 Lexington Avenue, Suite 1208, New York, New York 10017. We currently do not have a policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.	LEGAL PROCEEDINGS

As of December 31, 2016, there was no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

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

Fiscal Year 2016
	Units		Common Stock		Warrants

	High	Low	High	Low	High	Low

First Quarter	(1)	(1)	(2)	(2)	(3)	(3)
Second Quarter	(1)	(1)	$5.09	$4.05	(3)	(3)
Third Quarter	(1)	(1)	(2)	(2)	(3)	(3)
Fourth Quarter (1)	(1)	(1)	(2)	(2)	(3)	(3)

(1)	Our units did not trade during the indicated time period, therefore, pricing information is unavailable.
(2)	Our common stock did not trade during the indicated time period, therefore, pricing information is unavailable.
(3)	Our warrants did not trade during the indicated time period, therefore, pricing information is unavailable.

Holders

As of March 30, 2017, there were 35 holders of record of our common stock, 8 holders of record of our warrants and 2 holder of record of our units.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the three months ended December 31, 2016.

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

We are a blank check company formed on May 18, 2011 for the purpose of acquiring one or more operating businesses or assets through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction. We intend to use cash from the proceeds of the Offering, our capital stock, incurred debt, or a combination of cash, capital stock and debt, in effecting our initial business transaction. The issuance of additional shares of our capital stock:

●	may significantly reduce the equity interest of investors in the Offering;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to the holders of our common stock;

●	may likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our common stock and/or warrants.

Similarly, if we incur substantial debt, it could result in:

●	default and foreclosure on our assets if our operating cash flow after a business transaction is insufficient to pay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	covenants that limit our ability to acquire capital assets or make additional acquisitions;

●	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Recent Events

2017 Extension Amendment and Trust Amendment

On April 10, 2017, the Company held a special meeting of stockholders pursuant to which the Company’s stockholders approved: (i) the Extension Amendment to (a) extend the date before which the Company must complete a business transaction to the Extended Termination Date, and provide that the date for cessation of operations of the Company if the Company has not completed a business transaction would similarly be extended, and to (b) allow holders of the Company’s public shares to redeem their public shares, in connection with (y) the Extension Amendment, and (z) the Second Redemption, for a pro rata portion of the funds available in the trust account and authorize the Company and the trustee to disburse such redemption payments; and (ii) the Trust Amendment, to permit distributions from the trust account to pay public stockholders properly demanding redemption in connection with (a) the Extension Amendment, and (b) the Second Redemption; and extend the date on which to commence liquidating the trust account in the event the Company has not consummated a business transaction from April 10, 2017 to the Extended Termination Date.

Of the 2,394,071 shares that were eligible for redemption, 2,042,244 such shares were redeemed in connection with the Extension Amendment and the Second Redemption for a total of $10,211,220.

Expense Agreement

On April 10, 2017, Messrs. Rapp and Wagenheim and Committed Capital Holdings LLC, (the “Sellers”), as holders of certain of the Company’s founder shares (the “Founder Shares”), entered into an agreement with Notespac, LLC (“Notespac”), KASPAC, LLC (“KASPAC”) and KSSPAC, LLC (“KSSPAC”, and together with KASPAC, the “Purchasers”) (the “Expense Agreement”).

The Expense Agreement provides that the Purchasers will enter into definitive agreements with the Sellers, among other holders of Founder Shares, to purchase substantially all of the Founder Shares owned by the Sellers (the “Purchase”). Upon completion of the Purchase, the Purchasers shall have the right to (i) replace the Company’s Board of Directors (the “Board”) with one or more of the Purchasers’ designees, (ii) require the resignation of the Company’s Chief Executive Officer and President, respectively, as well as any other corporate officer, and for the new Board to replace such individuals, and (iii) either purchase, or be empowered to cause the Company to cause forfeiture of, all or substantially all of the Founder Shares not already purchased by the Purchasers, as permitted by those certain insider letter agreements by and between the Company and its initial shareholders. Additionally, upon completion of the Purchase, the Company shall take all appropriate action to cause the following agreements to be terminated: (i) the term sheet entered into by and between the Company and Serruya Private Equity on May 10, 2016 (the “SPE Term Sheet”), (ii) the expense advancement agreement entered into by and between the Company and Broadband Capital Management LLC (“BCM”) on April 11, 2014 (referred to herein as the “Advancement Agreement”, which was terminated on April 10, 2017, as described below) and (iii) the trust indemnification agreement entered into by and between the Company, BCM and Mr. Rapp on April 11, 2014. Upon termination of the SPE Term Sheet, Aaron Serruya will resign from the Board.

The Expense Agreement also provides: (i) upon the closing of the Purchase, Messrs. Rapp and Wagenheim will sell to Notespac for an aggregate sum of $1,000, the principal amount due under any loans and/or advances made to the Company, together with all accrued and unpaid interest thereunder and calculated as of April 10, 2017, subject to adjustment as described in the Expense Agreement, (ii) Notespac will loan sufficient funds to the Company to pay certain costs and expenses related to the Proposals, which costs and expenses shall not exceed, in the aggregate, $175,000, and (iii) Notespac shall enter into a trust indemnification agreement relating to only those expenses and liabilities of the Company arising between the approval of the Extension Amendment and the Second Redemption.

Termination of Advancement Agreement

On April 10, 2017, the Company and Messrs. Rapp and Wagenheim entered into an agreement to terminate the Advancement Agreement, effective immediately.

Resignation of Aaron Serruya from Board of Directors

On May 18, 2017, Aaron Serruya notified the Company of his intention to resign from the Board, effectively immediately.

Results of Operations

Through December 31, 2016, our efforts have been limited to organizational activities, activities relating to the Offering and our search for an initial business transaction. No revenue has been generated for the year ended December 31, 2016 and 2015. It is unlikely we will have any revenues unless we are able to effect an initial business transaction with an operating company, of which there can be no assurance. Our current plan of operation consists solely of our search to identify suitable candidates for our initial business transaction.

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

Shortly after the closing of the Offering, the proceeds held in the trust account were invested in an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940. The value of the trust account was $12,025,493 as of December 30, 2016.

For the year ended December 31, 2016, we had a net loss of $135,000, consisting of expense due to our activities in relation to the search for an initial business transaction, expenses due to the preparation and filing of our reports with the SEC, franchise tax and the Offering. This compares with a net loss of $440,000 for the year ended December 31, 2015, consisting of expense due to our activities in relation to the search for an initial business transaction, expenses due to the preparation and filing of our reports with the SEC, franchise tax and the Offering.

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

Liquidity and Capital Resources

As of December 31, 2016, we had assets equal to $12,074,000, comprised of cash, cash in the trust account and prepaid expenses. This compares with assets of $40,047,000, comprised of cash, cash in the trust account and prepaid expenses as of December 31, 2015. Our current liabilities as of December 31, 2016 totaled approximately $1,586,000, comprised of accounts payable and accrued expenses, accrued franchise taxes, promissory notes issued to BCM and advances from BCM and/or its affiliated persons. This compares to our current liabilities as of December 31, 2015 of $1,295,000, comprised of accounts payable and accrued expenses, accrued franchise taxes, promissory notes issued to BCM and advances from BCM and/or its affiliated persons.

As of December 31, 2016, we owed affiliates of BCM an aggregate of $898,000, comprised of promissory notes in the amount of $113,000 and advances of $785,000. The notes are payable upon the consummation of our initial business transaction, bear no interest and contain a waiver of any and all rights to the funds in the trust account. The advances bear no interest and are payable upon the consummation of our initial business transaction.

Cash flows provided by (used in) operating activities for the years ended December 31, 2016 and 2015, were approximately $(167,000) and $(183,000), respectively.

We intend to use substantially all of the funds held in the trust account (net of taxes and amounts released to us for working capital purposes) and proceeds from the private placement to consummate our initial business transaction. We estimate our annual Delaware and New York State and City franchise tax obligations, based on the number of shares of our authorized and outstanding capital stock to be approximately $490,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate our initial business transaction, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We believe that interest earned on the funds in the trust account released to us for working capital purposes, if any, and proceeds from certain advances, and cooperation from our professional service providers will be sufficient to allow us to operate until April 10, 2019, assuming that a business combination is not consummated during that time. All advances received by the Company will be due and payable upon the completion of our initial business transaction and will be on terms that waive any and all rights to the funds in the trust account. We can provide no assurance that we can continue to satisfy our cash requirements for at least the next twelve months.

The terms of such loans and advances will not have any recourse against the trust account nor pay any interest prior to the consummation of our business transaction and be no more favorable than could be obtained by a third party.

We do not believe we will need to raise additional funds other than the loans and advances provided by BCM and/or its affiliates and provided or to be provided by Notespac until the consummation of our initial business transaction to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business transaction that is presented to us. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business transaction. The Company’s IPO prospectus, previous filings with the SEC and insider letter agreements also contemplated a private placement of at least 1,000,000 shares of common stock (or securities convertible into common stock) at $5.00 per share in a private placement to occur concurrently with the closing of the Company’s initial business transaction for gross proceeds of $5,000,000. However, neither the Company nor the initial stockholders that had previously agreed to such placement may adhere to such agreement and accordingly, the size of the private placement will be determined by the board of directors in connection with the initial business transaction, which could result in a smaller or no private placement consummated in connection with the initial business transaction.

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

Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, uses or dispositions of our assets that could have a material effect on the financial statements.

As of December 31, 2016 and 2015, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016 and 2015.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permits us to provide only management’s report in this annual report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during our last fiscal quarter of the year ended December 31, 2016 and 2015, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers as of the date of this Annual Report are as follows:

Name	Age	Position	Term
Michael Rapoport (a/k/a Michael Rapp)	49	Chief Executive Officer and Chairman	May 19, 2011 through present

Philip Wagenheim	46	President, Secretary and Director	May 19, 2011 through present

Michael Rapp is our Chief Executive Officer and Chairman of our board of directors. Mr. Rapp has over 25 years of experience in the financial industry and is currently the managing partner of Broadband Capital Investments, LLC, a middle-market private equity investment firm. Prior to its dissolution in 2016, Mr. Rapp served as the co-founder and chairman of BCM, a boutique investment bank and broker-dealer. From February 2009, Mr. Rapp currently serves as non-executive chairman of Immunome, Inc. From March 2006 until October 2013, Mr. Rapp served as the president and chairman of Committed Capital Acquisition Corporation, a blank check company that consummated a business combination with The One Group, LLC and is quoted on NASDAQ under the symbol “STKS”. Prior to co-founding BCM in 2000, Mr. Rapp was a managing director and co-founder of Oscar Gruss & Son’s Private Client Group beginning in 1997. From 1994 through 1997, Mr. Rapp worked at PaineWebber serving as a senior vice president of investments. From 1990 to 1994, Mr. Rapp worked at Prudential Securities serving as a senior vice president of investments. Mr. Rapp received his Bachelor of Arts degree in psychology from the University of Michigan-Ann Arbor in 1989. Mr. Rapp’s given surname is Rapoport, however, he uses the alias “Rapp” because it is a short and convenient name to use for business purposes.

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

Philip Wagenheim is our President, Secretary and a director. Mr. Wagenheim has over 20 years of experience in the financial industry and is currently the managing partner of Broadband Capital Partners, LLC (“BCP”), a middle-market private equity investment firm. Prior to founding BCP, Mr. Wagenheim served as the vice chairman of BCM prior to its dissolution in 2016. From March 2006 until October 2013, Mr. Wagenheim has served as the secretary and director of Committed Capital Acquisition Corporation, a blank check company that consummated a business combination with The One Group, LLC and is quoted on NASDAQ under the symbol “STKS”. Prior to co-founding BCM in 2000, Mr. Wagenheim was a managing director and co-founder of Oscar Gruss & Son’s Private Client Group in 1997. From 1994 to 1997, Mr. Wagenheim worked at PaineWebber and from 1992 to 1994, Mr. Wagenheim worked at Prudential Securities. Mr. Wagenheim served on the board of Zynerba Pharmaceuticals from February 2014 through its IPO in August 2015 and is currently on the board of Immunome, Inc. Mr. Wagenheim received his degree in Business Administration from the University of Miami in 1992. Mr. Wagenheim’s experience, qualifications, attributes and skills that led to the conclusion that he should serve on our board of directors include his experience as a co-founder and vice-chairman of BCM, his other business experience and education.

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

Number and Terms of Office of Directors

We currently have two members of our board of directors. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class serving a two-year term. The term of office of the first class of directors, consisting of Philip Wagenheim, will expire at the first annual meeting of stockholders. The term of office of the second class of directors, consisting of Michael Rapp, will expire at the second annual meeting of stockholders. It has not yet been determined whether Aaron Serruya will serve as a Class I or Class II director. These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating our initial business transaction. Collectively, through their positions described above, our directors have extensive experience in the private equity businesses.

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

Conflicts of Interest

Investors in our company should also be aware of the following potential conflicts of interest:

●	None of our officers or directors is required to commit his full time to our affairs and, accordingly, each may have conflicts of interest in allocating his time among various business activities. None of our other initial stockholders are obligated to commit any time to our affairs.

●	Our officers and directors are affiliated with other entities, and hold positions in such entities that give rise to fiduciary and similar duties to such other entities. Accordingly, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Such officers and directors may become subject to conflicts of interest regarding us and other business ventures in which they may be involved, which conflicts may have an adverse effect on our ability to consummate an initial business transaction.

●	As of March 30, 2017, our initial stockholders, including our officers and directors, own an aggregate of 8,579,400 initial shares of common stock, a portion of which may be subject to forfeiture, including 16,796,200 initial shares to be forfeited based on the exercise of less than 100% of the over-allotmentthat have been forfeited to date. The Company’s IPO prospectus, previous filings with the SEC and insider letter agreements entered into with the initial stockholders all contemplated that the 28,375,000 shares of common stock issued to the initial stockholders included an aggregate of 25,106,250 shares of common stock that are subject to forfeiture pursuant to the terms of the insider letter agreements (of which 16,796,200 shares have been forfeited to date), so that the initial stockholders and their permitted transferees would own no more than 20% of the Company’s issued and outstanding shares after the business transaction based on certain assumptions as disclosed in the IPO prospectus. The Company will no longer be adhering to this agreement that the initial stockholders would own no more than 20% of the Company’s issued and outstanding shares after the business transaction. Accordingly, the board of directors of the Company may choose in its discretion to forfeit and cancel as many initial shares as it determines is appropriate in connection with the initial business transaction, which could include the forfeiture of none of the initial shares. Following a business transaction, the initial stockholders could continue to own all or substantially all of its shares and the public stockholders could own a significantly smaller portion of the total outstanding shares of common stock than as contemplated by the IPO prospectus, previous filings with the SEC and the insider letter agreements.

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

●	All of the expenses associated with the Offering, as well as certain other expenses to date, were funded via loans and advances to us. All such loans and advances from BCM and/or its affiliates were on terms that waived any and all rights to the funds in the trust account. As described herein, the Advancement Agreement was terminated on April 10, 2017, and it is contemplated that Notespac will purchase the principal amount due under any loans and/or advances made to the Company. However, if such transaction with Notespac is not consummated, affiliates of BCM may not be repaid unless our initial business transaction is consummated, and our directors may thus have a conflict of interest in determining whether a particular target business is appropriate to effect an initial business transaction.

●	If our management negotiates to be retained post-initial business transaction as a condition to any potential initial business transaction, their financial interests, including compensation arrangements, could influence their motivation in selecting, negotiating and structuring a transaction with a target business, and such negotiations may result in a conflict of interest.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

Individual	Entity	Affiliation
Michael Rapp	Immunome Inc.	Non-Executive Chairman

Philip Wagenheim	Immunome, Inc.	Vice President, Secretary and Director

Although we do not intend to enter into an initial business transaction with a target business that is affiliated with our initial stockholders, directors or officers, or any of our affiliates, we are not prohibited from doing so. In the event we enter into such a transaction, we will obtain an opinion from an independent investment banking firm that is a member of FINRA that such an initial business transaction is fair to our stockholders from a financial point of view. Furthermore, in no event will any of our initial stockholders, including our officers and directors, or any of their respective affiliates, be paid any finder’s fee, consulting fee or any other form of compensation, prior to, or for any services they render in connection with, the consummation of an initial business transaction. However, upon the closing of our initial business transaction, our board of directors will have the sole discretion to determine the number of initial shares to be forfeited by each of our initial stockholders. As a result, certain of our initial stockholders may forfeit a lesser number of their initial shares than other initial stockholders if our board of directors determines that such individuals played a more prominent role in identifying, evaluating and closing an initial business transaction.

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

Compensation for Officers and Directors

No initial stockholder, executive officer or director has received any cash payments of any kind for services rendered. Furthermore, in no event will any of our initial stockholders, including our officers or directors, or any of our or their respective affiliates be paid any finder’s fee, consulting fee or any other cash payments or issued any securities of our company, prior to, or for any services they render in connection with, the consummation of our initial business transaction. However, upon the closing of our initial business transaction, our board of directors will have the sole discretion to determine the number of initial shares to be forfeited by each of our initial stockholders. As a result, certain of our initial stockholders may forfeit a lesser number of their initial shares than other initial stockholders if our board of directors determines that such individuals played a more prominent role in identifying, evaluating and closing an initial business transaction. As we are unable to predict what industry our initial business transaction will be in, we are unable to make the determination of whose skills, contacts and knowledge base will be best suited to help us until after we consummate the initial business transaction. Our board of directors will determine which of our initial stockholders is most likely to be helpful in the future growth of our post-initial business transaction efforts going forward. Retention of initial shares will, in significant part, be based on the board’s assessment of the likely degree of future participation in such endeavors. The board will decide in its sole discretion which of the initial stockholders’ prospective contributions to the post-initial business transaction business will likely be most beneficial. There is no assurance that any such stockholders will have specific expertise in the industry in which our initial business transaction is consummated. In such case, the board will evaluate potential usefulness of broadly based business expertise and relationships. In no event will the total number of initial shares held by the initial stockholders exceed 20.0% of our total issued and outstanding shares of common stock after giving effect to (i) a private placement of $5,000,000, (ii) any exercises of the public warrants, and (iii) any forfeitures of initial shares.

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

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2017 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owners	Amount and nature of beneficial ownership	Percentage of outstanding common stock
Directors and Officers and 5% Beneficial Owners:
Michael Rapp(1,2) 712 Fifth Avenue New York, New York 10019%	2,418,750	22.0%
Philip Wagenheim(1,2,3) 712 Fifth Avenue New York, New York 10019%	956,250	8.7%
All directors and officers as a group (2 persons)%	3,375,000	30.7%

(1)	Based on 10,973,471 shares of common stock outstanding as of March 30, 2016. The initial shares held by the stockholders named above will be subject to forfeiture as described in this Annual Report.

(2)	Each of Messrs. Rapp and Wagenheim own 0.22% and 0.22%, respectively, of the membership interests of Committed Capital Holdings II LLC. Mr. Rapp is the managing member of Committed Capital Holdings II LLC, and the 450,000 shares of our common stock beneficially owned by Committed Capital Holdings II LLC are included in the ownership numbers of Mr. Rapp because he holds voting and investment control over such shares of common stock. Based on their membership interests in Committed Capital Holdings II LLC, Messrs. Rapp and Wagenheim each have a pecuniary interest in 1,000 and 1,000 shares of our common stock owned by Committed Capital Holdings II LLC, respectively.

(3)	300,000 of such shares are held by BCM X5 Holdings, LLC, of which Mr. Wagenheim is the managing member

Forfeiture of Initial Shares

As of March 30, 2017, our initial stockholders, including our officers and directors, own an aggregate of 8,579,400 initial shares of common stock, a portion of which may be subject to forfeiture, including 8,579,400 initial shares that have been forfeited to date. The Company’s IPO prospectus, previous filings with the SEC and insider letter agreements entered into with the initial stockholders all contemplated that the 28,375,000 shares of common stock issued to the initial stockholders included an aggregate of 25,106,250 shares of common stock that are subject to forfeiture pursuant to the terms of the insider letter agreements (of which 19,745,600 shares have been forfeited to date), so that the initial stockholders and their permitted transferees would own no more than 20% of the Company’s issued and outstanding shares after the business transaction based on certain assumptions as disclosed in the IPO prospectus. As previously disclosed, the Company will no longer be adhering to this agreement that the initial stockholders would own no more than 20% of the Company’s issued and outstanding shares after the business transaction. Accordingly, the board of directors of the Company may choose in its discretion to forfeit and cancel as many initial shares as it determines is appropriate in connection with the initial business transaction, which could include the forfeiture of none of the initial shares.

In determining the number of shares to be forfeited by each initial stockholder, our board of directors may take into account various factors including, but not limited to the individual effort that each initial stockholder provided in introducing us to the target of our initial business transaction, the role and involvement of each such person throughout the due diligence, negotiation and transaction process, and other contributions made by each such person in connection with our initial business transaction. As we are unable to predict what industry our initial business transaction will be in, we are unable to make the determination of whose skills, contacts and knowledge base will be best suited to help us until after we consummate the initial business transaction. Our board of directors will determine which of our initial stockholders is most likely to be helpful in the future growth of our post-initial business transaction efforts going forward. Retention of initial shares will, in significant part, be based on the board’s assessment of the likely degree of future participation in such endeavors. The board will decide in its sole discretion which of the initial stockholders’ prospective contributions to the post-initial business transaction business will likely be most beneficial. There is no assurance that any such stockholders will have specific expertise in the industry in which our initial business transaction is consummated. In such case, the board will evaluate potential usefulness of broadly based business expertise and relationships. The aggregate number of initial shares to be forfeited shall be determined by our board of directors.

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

Michael Rapp, our co-founder, Chief Executive Officer and Chairman, and Philip Wagenheim, our co-founder, President, Secretary and director, both served as management of BCM prior to its dissolution in 2016.

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

All of the expenses associated with the Offering were funded to us by BCM. Following the consummation of the Offering and prior to the consummation of our initial business transaction, in order to fund all expenses relating to investigating and selecting a target business, negotiating an acquisition agreement and consummating such acquisition and our other working capital requirements, BCM and/or its affiliates had previously agreed to loan or advance us funds from time to time, or at any time, up to $2,000,000. In connection with the Extension Amendment, such agreement has since been terminated, and it is contemplated that any future funds loaned to the company will be so loaned by Notespac. All loans made by BCM will be due and payable upon the completion of our initial business transaction and will be on terms that waive any and all rights to the funds in the trust account.

In addition, in the event we are forced to liquidate, BCM had previously agreed to advance us the funds necessary to pay any and all costs involved or associated with the process of liquidation and the return of the funds in the trust account to our public stockholders (currently anticipated to be no more than approximately $30,000), which agreement has since been terminated.

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

Our intial stockholders and/or their respective designees may purchase 1,000,000 shares of our common stock (or securities convertible into common stock) at $5.00 per share in a private placement to occur concurrently with the closing of our initial business transaction for gross proceeds of $5,000,000. Our board of directors will have the ability to increase the size of the private placement at their discretion.

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

Withum Smith + Brown, PC is the Company’s independent registered public accounting firm. The following is a summary of fees paid or to be paid to Withum Smith + Brown, PC for services rendered.

Audit and Audit-Related Fees

The aggregate fees billed by Withum Smith + Brown, PC for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $47,500 for the fiscal year ended December 31, 2016 and $52,000 for the fiscal year ended December 31, 2015.

Tax Fees

There were no fees billed by Withum Smith + Brown, PC for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2016 and no fees for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2015.

All Other Fees

There were no fees billed by Withum Smith + Brown, PC for other products and services during the fiscal year ended December 31, 2016 and the fiscal year ended December 31, 2015.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

Committed Capital Acquisition Corporation II

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Committed Capital Acquisition Corporation II:

We have audited the accompanying balance sheets of Committed Capital Acquisition Corporation II (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Committed Capital Acquisition Corporation II as of December 31, 2016 and 2015 and the results of its operations and its cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have a current agreement in place to provide the funds needed to continue to cover its current or future obligations. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WithumSmith+Brown, PC

Whippany, New Jersey
May 26, 2017

Committed Capital Acquisition Corporation II

BALANCE SHEETS

	December 31,	December 31,
	2016	2015

ASSETS
Current Assets
Cash	$48,000	$8,000
Prepaid expenses	1,000	1,000
Total Current Assets	49,000	9,000
Investment in Trust Account	12,025,000	40,038,000

Total Assets	$12,074,000	$40,047,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$185,000	$112,000
Accrued offering expenses	13,000	13,000
Accrued franchise taxes	490,000	420,000
Notes payable, related party	113,000	113,000
Advances, related party	785,000	637,000
Total Current Liabilities	1,586,000	1,295,000
COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 250,000,000 shares authorized; 13,972,871 and 36,212,237 shares issued and outstanding at December 31, 2016 and 2015, respectively	-	-
Additional paid-in capital	11,645,000	39,674,000
Accumulated deficit	(1,157,000)	(922,000)
Total Stockholders’ Equity	10,988,000	38,752,000
Total Liabilities and Stockholders’ Equity	$12,074,000	$40,047,000

The accompanying notes are an integral part of the financial statements

Committed Capital Acquisition Corporation II

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2016	2015

Revenue	$-	$-

General and Administrative Expenses and Franchise Taxes	310,000	471,000

Loss from Operations	(310,000)	(471,000)

Interest and Dividend Income on Trust Account	75,000	31,000

Net Loss Attributable to Common Stockholders	$(235,000)	$(440,000)

Weighted Average Number of Common Shares Outstanding	18,456,512	36,212,237

Basic and Diluted Net Loss per Share Attributable to Common Stockholders	$(0.01)	$(0.01)

The accompanying notes are an integral part of the financial statements

Committed Capital Acquisition Corporation II

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2016 and 2015

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

BALANCE, DECEMBER 31, 2014	36,212,237	$362	$39,674,087	$(482,169)	$39,192,280

Rounding dollars to thousands		(362)	(87)	169	(280)

Net loss				(440,000)	(440,000)

BALANCE, DECEMBER 31, 2015	36,212,237	$-	$39,674,000	$(922,000)	$38,752,000

Shares forfeited by Founders in March 2016	(16,633,437)	-	-	-	-

Shares redeemed by stockholders in April 2016	(5,605,929)	-	(28,029,000)	-	(28,029,000)

Net loss				(235,000)	(235,000)

BALANCE, DECEMBER 31, 2016	13,972,871	$-	$11,645,000	$(1,157,000)	$10,488,000

The accompanying notes are an integral part of the financial statements

Committed Capital Acquisition Corporation II

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2016	2015

Cash Flows from Operating Activities

Net loss	$(235,000)	$(440,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and dividend income on Trust Account	(75,000)	(31,000)
Changes in operating assets and liabilities:
Prepaid expenses	-	5,000
Accounts payable and accrued expenses	73,000	43,000
Accrued franchise taxes	70,000	240,000
Net cash used in operating activities	(167,000)	(183,000)

Net cash provided by Investing Activities
Withdrawal from Trust Account	59,000	-

Cash Flows from Financing Activities
Proceeds from related party advances	148,000	162,000

Net increase (decrease) in cash	40,000	(21,000)

Cash at beginning of the year	8,000	29,000

Cash at end of the year	$48,000	$8,000

Supplemental disclosure of non-cash financing activities:
Common stock redeemed in Extension
Amendment with proceeds from Trust	$28,029,000	$-

Related party advances directly paid to vendors	$-	$30,000

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

On April 10, 2014, the registration statement in connection with the Offering was declared effective. Additionally, on April 11, 2014, the Company filed with the Secretary of State of the State of Delaware its Amended and Restated Certificate of Incorporation.  The Company has, as amended (see below), 60 months from April 10, 2014 to complete its Business Combination. If the Company does not consummate a Business Combination within such 60-month period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem the Company’s public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account less taxes and amounts released to the Company for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders.

On April 16, 2014, the Company closed the Offering and issued 7,000,000 equity units for gross proceeds of $35,000,000 consisting of 7,000,000 shares of Common Stock and warrants to purchase an additional 3,500,000 shares of Common Stock (as described above).

On April 17, 2014, the representative of the underwriters advised the Company that it planned to exercise its over-allotment option with respect to 1,000,000 Units (the "Option Units") for gross proceeds of $5,000,000. On April 21, 2014, the closing of the Option Units occurred and the Company issued 1,000,000 equity units for gross proceeds of $5,000,000 consisting of 1,000,000 shares of Common Stock and warrants to purchase an additional 500,000 shares of Common Stock (as described above). The underwriters did not exercise their overallotment option for the remaining 40,000 Option Units, as a result the initial shareholders forfeited 162,763 initial shares. Subsequent to the closing of the Offering and the closing of the Option Units, the gross proceeds of $40,000,000 were placed in a trust account ("Trust Account," see below).

The costs of the Offering, including the overallotment, were approximately $351,000.

Committed Capital Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

The Company held a special meeting of stockholders on April 8, 2016 to consider and vote upon two proposals to amend the Company’s amended and restated certificate to: (a) extend the date before which the Company must complete a business transaction from April 10, 2016 to April 10, 2017, and provide that the date for cessation of operations of the Company if the Company has not completed a business transaction would similarly be extended; and (b) allow holders of the Company’s public shares to redeem their public shares, in connection with the Extension Amendment, for a pro rata portion of the funds available in the trust account (the “trust account”) established in connection with the Company’s initial public offering (“IPO”), and authorize the Company and the trustee to disburse such redemption payments; and (c) a proposal to amend and restate the Company’s investment management trust agreement, dated April 10, 2014 by and between the Company and Continental Stock Transfer & Trust Company to permit distributions from the trust account to pay public stockholders properly demanding redemption in connection therewith; and extend the date on which to commence liquidating the trust account in the event the Company has not consummated a business transaction until April 10, 2017. Both the amendments were approved by stockholders at the special meeting and 5,605,929 shares of the Company’s common stock were redeemed for $28,029,645 in connection with the approval of the amendments. As of December 31, 2016, 2,394,071 shares of the Company’s stock issued in its IPO remain outstanding and approximately $12,008,000 remains in the trust account. In addition, prior to the extension meeting 16,633,437 shares were forfeited by founders.

The Company also held a special meeting of its warrantholders on April 8, 2016 where the Company’s warrantholders voted to approve an amendment (the “Warrant Amendment”) to the Warrant Agreement, dated as of April 10, 2014 (the “Warrant Agreement”), between the Company and Continental Stock Transfer & Trust Company, to provide for the conversion of all of the 8,000,000 outstanding warrants into an aggregate of 80,000 shares of common stock (so that each warrant is converted into one-hundredth (1/100th) of one share) upon the consummation of a business transaction, and terminate the Warrant Agreement in connection with such conversion. Both proposals were passed by the warrantholders.

On April 10, 2017, the Company held a special meeting of stockholders pursuant to which the Company’s stockholders approved: (i) proposals to amend the Company’s amended and restated certificate of incorporation (the “Extension Amendment”) to (a) extend the date before which the Company must complete a business transaction to April 10, 2019 (the “Extended Termination Date”), and provide that the date for cessation of operations of the Company if the Company has not completed a business transaction would similarly be extended, and to (b) allow holders of the Company’s public shares to redeem their public shares, in connection with (y) the Extension Amendment, and (z) a second redemption opportunity on the earlier of July 10, 2017 and the consummation of a business transaction (the “Second Redemption”), for a pro rata portion of the funds available in the trust account and authorize the Company and the trustee to disburse such redemption payments; and (ii) a proposal to amend and restate the amended and restated investment management trust agreement, dated April 8, 2016, by and between the Company and Continental Stock Transfer & Trust Company (the “Trust Amendment”), to permit distributions from the trust account to pay public stockholders properly demanding redemption in connection with (a) the Extension Amendment, and (b) the Second Redemption; and extend the date on which to commence liquidating the trust account in the event the Company has not consummated a business transaction from April 10, 2017 to the Extended Termination Date (the “Proposals”). Of the 2,394,071 shares that were eligible for redemption, 2,042,244 such shares were redeemed in connection with the Extension Amendment and the Second Redemption for a total of $10,211,220.

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

Committed Capital Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

The gross proceeds (and, as of today, the net proceeds after redemptions described above) are required to be invested in U.S. "government securities," defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940.  Except for a portion of the interest income that may be released to the Company to pay income or other tax obligations and to fund its working capital requirements, none of the funds held in the trust account will be released until the earlier of (i) the consummation of a business transaction, (ii) the Company’s redemption of the public shares sold in the Offering if the Company is unable to consummate its initial business transaction within the 60-month period set forth above, or (iii) the Company’s liquidation (if no redemption occurs).

Following the closing of the Offering and prior to the consummation of the Business Combination, in order to fund all expenses relating to investigating and selecting a target business, negotiating an acquisition agreement and consummating such acquisition and the Company’s other working capital requirements, an affiliate of certain initial stockholders had previously committed to loan the Company funds from time to time of up to $2,000,000. In connection with the Extension Amendment, this agreement was terminated, and it is contemplated that any future funds loaned to the Company will be so loaned by Notespac.  See Note 4 and 7.  There are no agreements for facilities or services between the Company and its initial stockholders.

Going concern consideration

The Company does not have any sources of revenue nor does it have any plans to generate revenue until after a successful business combination. Currently the Company does not have an agreement in place to cover future or current obligations of the Company. While the Company contemplates entering into an Expense Agreement (see Note 7) for coverage of its current and future obligations it can not say with certainty that agreement will be executed. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC.

The financial statements as of December 31, 2016 and 2015 and for the years then ended have been rounded to the nearest thousands of dollars except share amounts and net loss per common share.

Committed Capital Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

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

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the year. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. Because the Company reported a net loss in all years presented, the warrants to purchase 4,000,000 shares of common stock issued in connection with the Offering have not been included in the diluted net loss per share since these securities would reduce the loss per common share and become anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for each year presented.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2016 and 2015, the Company has a gross deferred tax asset of approximately $420,000 and $370,000, respectively, related to net operating loss carryforwards and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time. Thus, no asset is recorded on the accompanying balance sheets.

Committed Capital Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

There were no unrecognized tax benefits as of December 31, 2016 and 2015. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2016 and 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material change from its position. The Company is subject to income tax examinations by federal, New York State and New York City, and the earliest tax year the Company is subject to exam is 2013. The Company charges state franchise taxes to operations and such amounts were approximately $60,000 and $120,000 for the years ended December 31, 2016 and 2015, respectively, including an adjustment to more accurately reflect the actual liability in 2016. These amounts have not been paid and are accrued on the balance sheets.

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

3. INVESTMENT IN TRUST ACCOUNT

Since the closing of the Offering, the gross proceeds have been held in the Trust Account. During the year ended December 31, 2016, the Company withdrew approximately $59,000 of interest income from the Trust to fund tax obligations and working capital needs, as permitted in the Trust Agreement. As described in Note 1, the Trust Account may be invested in U.S. government securities, defined as any Treasury Bill or equivalent securities issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of its initial business transaction or (ii) the distribution of the Trust Account as described below.

Investment securities in the Trust Account at December 31, 2016 and 2015 consist of an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940 with an investment bank. The Institutional Money Market Account is classified as a Level 1 investment within the fair value hierarchy. There are no holding gains or losses to date and there has been approximately $75,000 and $31,000 of interest and dividend income earned for the years ended December 31, 2016 and 2015, respectively.

4. RELATED PARTY TRANSACTIONS

The Company issued an aggregate approximately $113,000 of unsecured promissory notes to Broadband Capital Management LLC (“BCM”), an affiliate of the Company, consisting of two, $15,000 unsecured promissory notes to BCM on February 10, 2012 and March 5, 2012 and an approximately $83,000 unsecured promissory note to BCM on April 23, 2012.

Committed Capital Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

Following the closing of the Offering and prior to the consummation of the initial business transaction, BCM had previously committed to loan the Company from time to time of up to $2,000,000, under an Expense Advancement Agreement, also see Note 1. As of both December 31, 2016 and 2015, BCM and/or its principals has advanced approximately $785,000 and $637,000, respectively, which is included in the balance sheets including approximately $148,000 and $162,000, respectively, advanced in the years ended December 31, 2016 and 2015.

All of the notes, loans and /or advances are non-interest bearing and payable in full at the closing of the Business Combination. and are on terms that waive any and all rights to the funds in the Trust Account. Due to the possibility that the notes, loans and/or advances will be due in less than a year, they are classified as current liabilities on the balance sheets.

In addition, Michael Rapp, the Company’s co-founder, Chief Executive Officer and Chairman and Philip Wagenheim, the Company’s co-founder, President, Secretary and director, both served as management and were principals of BCM. BCM was also the lead underwriter of the offering. BCM was dissolved in 2016.

On April 10, 2017, the Company and Messrs. Rapp and Wagenheim entered into an agreement to terminate the Advancement Agreement, effective immediately.

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

As of December 31, 2016, our initial stockholders, including our officers and directors, own an aggregate of 11,578,800 initial shares of common stock, a portion of which may be subject to forfeiture. The Company’s IPO prospectus, previous filings with the SEC and insider letter agreements entered into with the initial stockholders all contemplated that the 28,375,000 shares of common stock issued to the initial stockholders included an aggregate of 25,106,250 shares of common stock that are subject to forfeiture pursuant to the terms of the insider letter agreements (of which 16,796,200 shares were forfeited as of December 31, 2016), so that the initial stockholders and their permitted transferees would own no more than 20% of the Company’s issued and outstanding shares after the business transaction based on certain assumptions as disclosed in the IPO prospectus. As previously disclosed, the Company will no longer be adhering to this agreement that the initial stockholders would own no more than 20% of the Company’s issued and outstanding shares after the business transaction. Accordingly, the board of directors of the Company may choose in its discretion to forfeit and cancel as many initial shares as it determines is appropriate in connection with the initial business transaction, which could include the forfeiture of none of the initial shares.

In determining the number of shares to be forfeited by each initial stockholder, our board of directors may take into account various factors including, but not limited to the individual effort that each initial stockholder provided in introducing us to the target of our initial business transaction, the role and involvement of each such person throughout the due diligence, negotiation and transaction process, and other contributions made by each such person in connection with our initial business transaction. As we are unable to predict what industry our initial business transaction will be in, we are unable to make the determination of whose skills, contacts and knowledge base will be best suited to help us until after we consummate the initial business transaction. Our board of directors will determine which of our initial stockholders is most likely to be helpful in the future growth of our post-initial business transaction efforts going forward. Retention of initial shares will, in significant part, be based on the board’s assessment of the likely degree of future participation in such endeavors. The board will decide in its sole discretion which of the initial stockholders’ prospective contributions to the post-initial business transaction business will likely be most beneficial. There is no assurance that any such stockholders will have specific expertise in the industry in which our initial business transaction is consummated. In such case, the board will evaluate potential usefulness of broadly based business expertise and relationships. The aggregate number of initial shares to be forfeited shall be determined by our board of directors.

Committed Capital Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

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

On May 10, 2016, the Company received a non-binding term sheet (the “Term Sheet”) with Serruya Private Equity (“SPE”), pursuant to which SPE committed to invest an amount up to $50,000,000 in connection with the closing by the Company of an initial business transaction, which amount will be in the sole discretion of SPE. The Term Sheet requires that the Company appoint a designee of SPE to its board of directors, and that the Company further agree not to consummate a Transaction without the unanimous consent of the Board.

Pursuant to the Term Sheet, on May 16, 2016, the Company entered into a letter agreement in which it agreed not to consummate a Transaction without the unanimous consent of the Board.

7. SUBSEQUENT EVENTS

2017 Extension Amendment and Trust Amendment

On April 10, 2017, the Company held a special meeting of stockholders pursuant to which the Company’s stockholders approved: (i) the Extension Amendment to (a) extend the date before which the Company must complete a business transaction to the Extended Termination Date, and provide that the date for cessation of operations of the Company if the Company has not completed a business transaction would similarly be extended, and to (b) allow holders of the Company’s public shares to redeem their public shares, in connection with (y) the Extension Amendment, and (z) the Second Redemption, for a pro rata portion of the funds available in the trust account and authorize the Company and the trustee to disburse such redemption payments; and (ii) the Trust Amendment, to permit distributions from the trust account to pay public stockholders properly demanding redemption in connection with (a) the Extension Amendment, and (b) the Second Redemption; and extend the date on which to commence liquidating the trust account in the event the Company has not consummated a business transaction from April 10, 2017 to the Extended Termination Date.

Committed Capital Acquisition Corporation II

PRO FORMA STATEMENTS OF STOCKHOLDERS’ EQUITY

Below is a pro forma statement of stockholders’ equity reflecting the forfeiture of 2,999,600 initial shares and the redemption of 2,042,044 shares of common stock in connection with the Extension Amendment.

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

BALANCE, DECEMBER 31, 2016	13,972,871	$-	$11,645,000	$(1,157,000)	$10,488,000

Shares forfeited by Founders in March 2017	(2,999,600)	-	-	-	-

Shares redeemed by stockholders in April 2017	(2,042,244)	-	(10,211,000)	-	(10,211,000)

Shares redeemable until July 10, 2017	(351,827)	-	(1,434,000)	(325,000)	(1,759,000)

Founder shares remaining assuming full redemption	8,579,200	-	-	(1,482,000)	(1,482,000)

Expense Agreement

On April 10, 2017, Messrs. Rapp and Wagenheim and Committed Capital Holdings LLC, (the “Sellers”), as holders of certain of the Company’s founder shares (the “Founder Shares”), entered into an agreement with Notespac, LLC (“Notespac”), KASPAC, LLC (“KASPAC”) and KSSPAC, LLC (“KSSPAC”, and together with KASPAC, the “Purchasers”) (the “Expense Agreement”).

The Expense Agreement provides that the Purchasers will enter into definitive agreements with the Sellers, among other holders of Founder Shares, to purchase substantially all of the Founder Shares owned by the Sellers (the “Purchase”). Upon completion of the Purchase, the Purchasers shall have the right to (i) replace the Company’s Board of Directors (the “Board”) with one or more of the Purchasers’ designees, (ii) require the resignation of the Company’s Chief Executive Officer and President, respectively, as well as any other corporate officer, and for the new Board to replace such individuals, and (iii) either purchase, or be empowered to cause the Company to cause forfeiture of, all or substantially all of the Founder Shares not already purchased by the Purchasers, as permitted by those certain insider letter agreements by and between the Company and its initial shareholders. Additionally, upon completion of the Purchase, the Company shall take all appropriate action to cause the following agreements to be terminated: (i) the term sheet entered into by and between the Company and Serruya Private Equity on May 10, 2017 (the “SPE Term Sheet”), (ii) the expense advancement agreement entered into by and between the Company and Broadband Capital Management LLC (“BCM”) on April 11, 2014 (referred to herein as the “Advancement Agreement”, which was terminated on April 10, 2017, as described below) and (iii) the trust indemnification agreement entered into by and between the Company, BCM and Mr. Rapp on April 11, 2014. Upon termination of the SPE Term Sheet, Aaron Serruya will resign from the Board.

The Expense Agreement also provides: (i) upon the closing of the Purchase, Messrs. Rapp and Wagenheim will sell to Notespac for an aggregate sum of $1,000, the principal amount due under any loans and/or advances made to the Company, together with all accrued and unpaid interest thereunder and calculated as of April 10, 2017, subject to adjustment as described in the Expense Agreement, (ii) Notespac will loan sufficient funds to the Company to pay certain costs and expenses related to the Proposals, which costs and expenses shall not exceed, in the aggregate, $175,000, and (iii) Notespac shall enter into a trust indemnification agreement relating to only those expenses and liabilities of the Company arising between the approval of the Extension Amendment and the Second Redemption.

Termination of Advancement Agreement

On April 10, 2017, the Company and Messrs. Rapp and Wagenheim entered into an agreement to terminate the Advancement Agreement, effective immediately.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMITTED CAPITAL ACQUISITION CORPORATION

Dated: May 26, 2017	By:	/s/ Michael Rapp
Michael Rapp
Chief Executive Officer (principal executive officer), Chairman and Director

Dated: May 26, 2017	By:	/s/ Philip Wagenheim
Philip Wagenheim
President, Secretary and Director

	Title	Date
/s/ Michael Rapp	Chief Executive Officer, Chairman and Director	May 26, 2017
Michael Rapp

/s/ Philip Wagenheim	President, Secretary and Director	May 26, 2017
Philip Wagenheim

EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Form 8-K filed on April 16, 2014).
3.2	Amended and Restated Bylaws (Incorporated by reference to Form 8-K filed on April 16, 2014).
4.1	Specimen Unit Certificate (Incorporated by reference to Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-192586) filed on March 28, 2014).
4.2	Specimen Common Stock Certificate (Incorporated by reference to Registration Statement on Form S-1 (File No. 333-192586) filed on November 27, 2013).
4.3	Specimen Warrant Certificate (Incorporated by reference to Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-192586) filed on March 28, 2014).
4.4	Warrant Agreement, dated April 10, 2014, by and between the Registrant and Continental Stock Transfer & Trust Company (Incorporated by reference to Form 8-K filed on April 16, 2014).
10.1	Investment Management Trust Agreement, dated April 10, 2014, by and between the Registrant and Continental Stock Transfer & Trust Company (Incorporated by reference to Form 8-K filed on April 16, 2014).

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

10.7	Form of Indemnity Agreement (Incorporated by reference to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-192586) filed on March 10, 2014).
10.8	Expense Advance Agreement, dated April 10, 2014, by and between the Registrant and Broadband Capital Management LLC (Incorporated by reference to Form 8-K filed on April 16, 2014).
10.9	Trust Indemnification Agreement, dated April 11, 2014, by and among the Registrant, Broadband Capital Management LLC and Michael Rapp (Incorporated by reference to Form 8-K filed on April 16, 2014).

10.10	Trust Indemnification Agreement, dated May 2, 2017, by and among the Registrant and Notespac, LLC.

10.11	Second Amended and Restated Investment Management Trust Agreement, dated April 10, 2017, by and between the Registrant and Continental Stock Transfer & Trust Company (Incorporated by reference to Form 8-K filed on April 14, 2017).

31.1

Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of  2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016.

31.2

Certification of the Registrant’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of  2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016.

32.1	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101*	INS XBRL Instance Document

101*	SCH XBRL Taxonomy Extension Scheme Document

101*	CAL XBRL Taxonomy Extension Calculation Link base Document

101*	DEF XBRL Taxonomy Extension Definition Link base Document

101*	LAB XBRL Taxonomy Label Link base Document

101*	PRE XBRL Extension Presentation Link base Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.