Form 10-Q
period 2017-03-31
COMMITTED CAPITAL ACQUISITION Corp II
filed 2017-06-27
CIK 1539892

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2017

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

c/o Michael Rapoport

370 Lexington Avenue, Suite 1208

New York, New York 10017

(Address of principal executive offices)

(212) 759-2020

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

* The registrant has not been subject to the filing requirements of Section 13 or 15(d) of the Exchange Act since January 1, 2015; however, registrant filed all reports since that date that would have been required to be filed if it were subject to Section 12 or 15(d) of the Exchange Act.

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

Emerging growth company  ☒

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,931,227 shares of common stock, par value $.00001 per share, outstanding as of June 19, 2017.

COMMITTED CAPITAL ACQUISITION CORPORATION II

- INDEX -

Committed Capital Acquisition Corporation II
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS

Current Assets
Cash	$4,000	$48,000
Prepaid expenses	—	1,000
Total Current Assets	4,000	49,000
Investment in Trust Account	12,053,000	12,025,000

Total Assets	$12,057,000	$12,074,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$139,000	$185,000
Accrued offering expenses	13,000	13,000
Accrued franchise taxes	493,000	490,000
Notes payable, related party	113,000	113,000
Advances, related party	785,000	785,000
Total Current Liabilities	1,544,000	1,586,000
COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 250,000,000 shares authorized; 10,973,471 and 13,972,871 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	11,645,000	11,645,000
Accumulated deficit	(1,131,000)	(1,157,000)
Total Stockholders’ Equity	10,514,000	10,488,000
Total Liabilities and Stockholders’ Equity
	$12,057,000	$12,074,000

The accompanying notes are an integral part of the condensed financial statements

Committed Capital Acquisition Corporation II
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$—	$—

General and Administrative Expenses and Franchise Taxes	2,000	146,000

Income (Loss) from Operations	(2,000)	(146,000)

Interest and Dividend Income on Trust Account	28,000	32,000

Net Income (Loss) Attributable to Common Stockholders	$26,000	$(114,000)

Weighted Average Number of Common
Shares Outstanding	13,639,904	31,094,256

Basic and Diluted Net Income (Loss) per Share
Attributable to Common Stockholders	$0.00	$(0.00)

The accompanying notes are an integral part of the condensed financial statements

Committed Capital Acquisition Corporation II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2017
(unaudited)

	Common Stock		Additional Paid-		Total Stockholders’
	Shares	Amount	in Capital	Accumulated Deficit	Equity
BALANCE, DECEMBER 31, 2016	13,972,871	$—	$11,645,000	$(1,157,000)	$10,488,000

Net income	—	—	—	26,000	26,000

Shares Forfeited by Founders in March 2017	(2,999,400)	—	—	—	—

BALANCE, MARCH 31, 2017	10,973,471	$—	$11,645,000	$(1,131,000)	$10,514,000

The accompanying notes are an integral part of the condensed financial statements

Committed Capital Acquisition Corporation II
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2017	2016

Cash Flows from Operating Activities
Net income (loss)	$26,000	$(114,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest and dividend income on Trust Account	(28,000)	(32,000)
Changes in operating assets and liabilities:
Prepaid expenses	1,000	1,000
Accounts payable and accrued expenses	(46,000)	42,000
Accrued franchise taxes	3,000	58,000
Net cash provided by (used in) operating activities	44,000	(45,000)

Net cash provided by Investing Activities
Withdrawal from Trust Account	—	58,000

Net increase (decrease) in cash	(44,000)	13,000

Cash at beginning of the period	48,000	8,000

Cash at end of the period	$4,000	$21,000

The accompanying notes are an integral part of the condensed financial statements

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Committed Capital Acquisition Corporation II (the “Company”) was incorporated in Delaware on May 18, 2011. The Company is a blank check company whose purpose is to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable stock transaction or other similar business transaction, with one or more operating businesses or assets not yet identified (“Business Combination”). The Company has neither engaged in any operations nor generated revenue to date.

On November 27, 2013, the Company filed a Form S-1 (File No. 333-192586), as amended (the “Registration Statement”), with the United States Securities and Exchange Commission (“SEC”) in connection with its offering to sell up to 7,000,000 units at a price of $5.00 per unit (the “Offering”). The underwriters for the Offering were granted an over-allotment option to purchase up to an additional 1,050,000 units for 45 days after the effectiveness of the registration statement for the Offering. Each unit consists of one share of common stock, par value $0.00001 per share (the “Common Stock”), and one warrant to purchase one half of one share of Common Stock at an exercise price of $2.50 per half-share ($5.00 per whole share). Under the terms of the warrant agreement, dated as of April 10, 2014 between the Company and Continental Stock Transfer & Trust Company(the “Warrant Agreement”), the Company has agreed to use their best efforts to file a post-effective or new registration statement under the Securities Act of 1933, as amended (the “Securities Act”), following the completion of the Company’s Business Combination. Each warrant will become exercisable upon effectiveness of such post-effective amendment or new registration statement and will expire on the date that is the earlier of (i) five years after the effective date of the registration statement registering the shares of Common Stock issuable upon the exercise of the warrants or (ii) the 45th day following the date that the Company’s Common Stock closes at or above $8.00 per share for 20 out of 30 trading days commencing on the effective date. If the Company is unable to deliver registered shares of Common Stock to the holder upon exercise of warrants during the exercise period, there will be no cash settlement of the warrants and the warrants will expire worthless. The lead underwriter for the Offering was a related party. See Note 4.

On April 10, 2014, the Registration Statement in connection with the Offering was declared effective.

Additionally, on April 11, 2014, the Company filed with the Secretary of State of the State of Delaware its Amended and Restated Certificate of Incorporation. The Company currently has 60 months from April 10, 2014 to complete its Business Combination. If the Company does not consummate a Business Combination within such 60-month period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem the Company’s public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account less taxes and amounts released to the Company for working capital purposes, subject to applicable law and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors (the “Board”), dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders.

On April 16, 2014, the Company closed the Offering and issued 7,000,000 equity units for gross proceeds of $35,000,000 consisting of 7,000,000 shares of Common Stock and warrants to purchase an additional 3,500,000 shares of Common Stock (as described above).

On April 17, 2014, the representative of the underwriters advised the Company that it planned to exercise its over-allotment option with respect to 1,000,000 Units (the “Option Units”) for gross proceeds of $5,000,000. On April 21, 2014, the closing of the Option Units occurred and the Company issued 1,000,000 equity units for gross proceeds of $5,000,000 consisting of 1,000,000 shares of Common Stock and warrants to purchase an additional 500,000 shares of Common Stock (as described above). The underwriters did not exercise their overallotment option for the remaining 40,000 Option Units, as a result the initial shareholders forfeited 162,763 initial shares. Subsequent to the closing of the Offering and the closing of the Option Units, the gross proceeds of $40,000,000 were placed in a trust account (“Trust Account,” see below).

The costs of the Offering, including the overallotment, were approximately $351,000.

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

The Company held a special meeting of stockholders on April 8, 2016 to consider and vote upon two proposals to amend the Company’s Amended and Restated Certificate of Incorporation to: (a) extend the date before which the Company must complete a business transaction from April 10, 2016 to April 10, 2017, and provide that the date for cessation of operations of the Company if the Company has not completed a business transaction would similarly be extended, (b) allow holders of the Company’s public shares to redeem their public shares, in connection with the Extension Amendment, for a pro rata portion of the funds available in the Trust Account established in connection with the Company’s IPO, and authorize the Company and the trustee to disburse such redemption payments and (c) a proposal to amend and restate the Company’s Investment Management Trust Agreement, dated April 10, 2014 by and between the Company and Continental Stock Transfer & Trust Company (the “Investment Management Trust Agreement”) to permit distributions from the Trust Account to pay public stockholders properly demanding redemption in connection therewith and extend the date on which to commence liquidating the Trust Account in the event the Company has not consummated a business transaction until April 10, 2017. Both the amendments were approved by stockholders at the special meeting and 5,605,929 shares of the Company’s Common Stock were redeemed for $28,029,645 in connection with the approval. As of March 31, 2017, 2,394,071 shares of the Company’s stock issued in its IPO remained outstanding.

The Company also held a special meeting of its warrantholders on April 8, 2016 where the Company’s warrantholders voted to approve an amendment (the “Warrant Amendment”) to the Warrant Agreement to provide for the conversion of all of the 8,000,000 outstanding warrants into an aggregate of 80,000 shares of Common Stock (so that each warrant is converted into one-hundredth (1/100th) of one share) upon the consummation of a business transaction, and terminate the Warrant Agreement in connection with such conversion. Both proposals were passed by the warrantholders.

On April 10, 2017, the Company held a special meeting of stockholders pursuant to which the Company’s stockholders approved: (i) proposals to amend the Company’s Amended and Restated Certificate of Incorporation (the “Extension Amendment”) to (a) extend the date before which the Company must complete a business transaction to April 10, 2019 (the “Extended Termination Date”), and provide that the date for cessation of operations of the Company if the Company has not completed a business transaction would similarly be extended and to (b) allow holders of the Company’s public shares to redeem their public shares, in connection with (y) the Extension Amendment and (z) a second redemption opportunity on the earlier of July 10, 2017 and the consummation of a business transaction (the “Second Redemption”), for a pro rata portion of the funds available in the Trust Account and authorize the Company and the trustee to disburse such redemption payments and (ii) a proposal to amend and restate the Amended and Restated Investment Management Trust Agreement, dated April 8, 2016, by and between the Company and Continental Stock Transfer & Trust Company (the “Trust Amendment”), to permit distributions from the Trust Account to pay public stockholders properly demanding redemption in connection with (a) the Extension Amendment and (b) the Second Redemption and extend the date on which to commence liquidating the Trust Account in the event the Company has not consummated a business transaction from April 10, 2017 to the Extended Termination Date (the “Proposals”). Both the amendments were approved by stockholders at the special meeting and 2,042,244 shares of the Company’s Common Stock were redeemed for $10,211,220 in connection with the approval. As of May 31, 2017, 351,827 shares of the Company’s stock issued in its IPO remain outstanding. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination. See Note 7.

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, will not submit the transaction for stockholder approval, unless otherwise required by law. The Company will proceed with a Business Combination if it is approved by the Board. The Company will not provide the stockholders with the opportunity to redeem their shares of Common Stock for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account upon the consummation of the Company’s Business Combination. If a stockholder vote is required by law, the Company will conduct a proxy solicitation pursuant to the proxy rules but will not offer its stockholders the opportunity to redeem their shares of Common Stock in connection with such vote.

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

The Company is not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating its Business Combination. The Company will have virtually unrestricted flexibility in identifying and selecting a prospective transaction candidate. The Company does not have any specific merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable stock transaction or other similar business transaction under consideration or discussion.

The gross proceeds (and, since 2016, the net proceeds after redemptions described above) are required to be invested in U.S. “government securities,” defined as any Treasury Bill issued by the United States government having a maturity of 180 days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940. Except for a portion of the interest income that may be released to the Company to pay income or other tax obligations and to fund its working capital requirements, none of the funds held in the Trust Account will be released until the earlier of (i) the consummation of a business transaction, (ii) the Company’s redemption of the public shares sold in the Offering if the Company is unable to consummate its Business Combination within the 60-month period set forth above or (iii) the Company’s liquidation (if no redemption occurs).

Following the closing of the Offering and prior to the consummation of the Business Combination, in order to fund all expenses relating to investigating and selecting a target business, negotiating an acquisition agreement and consummating such acquisition and the Company’s other working capital requirements, an affiliate of certain initial stockholders has committed to loan the Company funds from time to time of up to $2,000,000. See Note 4. There are no agreements for facilities or services between the Company and its initial stockholders. Subsequent to March 31, 2017, in April 2017 and in connection with the Extension Amendment, this agreement was terminated as discussed further in Note 7 – Subsequent Events.

Going concern consideration

The Company does not have any sources of revenue nor does it have plans to generate revenue until a Business Combination. Currently the Company does not have an agreement in place to cover future or current obligations of the Company. While the Company contemplates entering into an Expense Agreement (See Note 7) for coverage of its current and future obligations, it cannot say with certainty that agreement will be executed. The uncertainty raises substantial doubt about the Company’s ability to continue as a going concern.

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the SEC’s reporting requirements under Regulation S-X and S-K. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016 contained in the Company’s Form 10-K filed on May 30, 2017.

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC.

The financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2017 and the results of operations and cash flows presented herein have been included in the financial statements. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017, or any future period. The financial statements as of and for the three months ended March 31, 2017 and as of and for the year ended December 31, 2016 have been rounded to the nearest thousands of dollars except share amounts and net loss per common share.

Emerging growth company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Net income (loss) per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. Because the Company reported a net loss in 2015, the warrants to purchase 4,000,000 shares of Common Stock issued in connection with the Offering have not been included in the diluted net loss per share since these securities would reduce the loss per common share and become anti-dilutive. During the period ended March 31, 2017, there were no dilutive securities. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for each period presented.

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

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2017 and December 31, 2016, the Company had a gross deferred tax asset of approximately $452,000 and $463,000, respectively, related to net operating loss carryforwards and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time. Thus, no asset is recorded on the accompanying balance sheets.

There were no unrecognized tax benefits as of March 31, 2017 and December 31, 2016. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2017 or December 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material change from its position. The Company is subject to income tax examinations by federal, New York State and New York City, and the earliest tax year the Company is subject to exam is 2013. The Company charges state franchise taxes to operations and such amounts were approximately $6,000 and $60,000 for the three months ended March 31, 2017 and 2016, respectively. $3,000 of such expense was paid with the reminder accrued.

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

Since the closing of the Offering, the gross proceeds have been held in the Trust Account. During the three months ended March 31, 2016, the Company withdrew approximately $58,000 of interest income from the Trust to fund tax obligations and working capital needs, as permitted in the Trust Agreement. As described in Note 1, the Trust Account may be invested in U.S. government securities, defined as any Treasury Bill or equivalent securities issued by the United States government having a maturity of 180 days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of its Business Combination or (ii) the distribution of the Trust Account as described below.

Investment securities in the Trust Account at March 31, 2017 and December 31, 2016 consist of an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940 with an investment bank. The Institutional Money Market Account is classified as a Level 1 investment within the fair value hierarchy. There are no holding gains or losses to date and there has been approximately $28,000 and $32,000 of interest and dividend income earned for the three months ended March 31, 2017 and 2016, respectively.

Subsequent to March 31, 2017, in April 2017, the Company withdrew approximately $82,000 of interest income from the Trust to fund tax obligations and working capital needs, as permitted in the Trust Agreement.

4.	RELATED PARTY TRANSACTIONS

The Company issued an aggregate approximately $113,000 of unsecured promissory notes to Broadband Capital Management LLC (“BCM”), an affiliate of the Company, consisting of two, $15,000 unsecured promissory notes to BCM on February 10, 2012 and March 5, 2012 and an approximately $83,000 unsecured promissory note to BCM on April 23, 2012.

Following the closing of the Offering and prior to the consummation of the Business Combination, BCM has committed to loan the Company from time to time funds of up to $2,000,000, under an Expense Advancement Agreement. See also Note 1. As of both March 31, 2017 and December 31, 2016, BCM and/or its principals has advanced approximately $785,000, which is included in the balance sheets.

All of the notes, loans and/or advances are non-interest bearing and payable in full at the closing of the Business Combination and are on terms that waive any and all rights to the funds in the Trust Account. Due to the possibility that the notes, loans and/or advances will be due in less than a year, they are classified as current liabilities on the balance sheets.

In addition, Michael Rapoport, the Company’s co-founder, Chief Executive Officer and Chairman (“Rapp”) and Philip Wagenheim, the Company’s co-founder, President, Secretary and Director, both served as management and were principals of BCM, a registered broker-dealer. BCM was also the lead underwriter of the offering. BCM was dissolved in 2016.

In April 2017, in connection with a series of transactions related to founder shares and the obligations above, the Expense Advancement Agreement described above was terminated as discussed further in Note 7 – Subsequent Events. See Note 5 for details on initial stockholders’ equity transactions, some of which are related parties.

5.	STOCKHOLDERS’ EQUITY

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 260,000,000 shares of capital stock, of which 250,000,000 are shares of Common Stock and 10,000,000 are shares of preferred stock, par value $0.00001 per share.

All outstanding shares of Common Stock are of the same class and have equal rights and attributes except differences for initial stockholders as described below. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Board out of funds legally available. In the event of liquidation, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights.

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

The 28,375,000 shares of Common Stock issued to the initial stockholders includes an aggregate of 25,106,250 shares of Common Stock that are subject to forfeiture pursuant to the terms of a letter agreement, so that the initial stockholders and their permitted transferees will own no more than 20% of the Company’s issued and outstanding shares after the Business Combination. Under that agreement, 162,763 shares were forfeited upon completion of the Offering and overallotment option as described in Note 1, an additional 16,633,437 shares were forfeited in March 2016 and an additional 2,999,400 shares were forfeited in March 2017. As of March 31, 2017, 8,579,400 shares of the 28,375,000 shares issued to initial stockholders were outstanding. The initial stockholders have agreed that they will not sell or transfer their initial shares until the earlier of: (i) one year after the completion of the Business Combination or earlier if, subsequent to the Business Combination, the last sales price of the Common Stock equals or exceeds $7.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the Business Combination and all public warrants either have been exercised or expired or (ii) the date on which the Company consummates a liquidation, merger, stock exchange or other similar transaction after the Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property; provided, however, that all or any part of the initial shares may be transferred in a permitted transfer, as described in the prospectus.

The initial stockholders and/or their respective designees will purchase 1,000,000 shares of the Common Stock (or securities convertible into common stock) at $5.00 per share in a private placement to occur concurrently with the closing of the Company’s Business Combination for gross proceeds of $5,000,000. However, except for Messrs. Rapp and Wagenheim or their respective designees, none of the initial stockholders will be obligated to purchase shares of Common Stock (or securities convertible into common stock) in the private placement. The Board will have the ability to increase the size of the private placement at its discretion.

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

On May 10, 2016, the “Company received a non-binding term sheet (the “Term Sheet”) with Serruya Private Equity (“SPE”), pursuant to which SPE committed to invest an amount up to $50,000,000 in connection with the closing by the Company of a Business Combination, which amount will be in the sole discretion of SPE. The Term Sheet requires that the Company appoint a designee of SPE to its Board, and that the Company further agree not to consummate a transaction without the unanimous consent of the Board.

Pursuant to the Term Sheet, on May 16, 2016, the Company entered into a letter agreement in which it agreed not to consummate a transaction without the unanimous consent of the Board. It is expected the Term Sheet will be terminated as further described in Note 7.

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7.	SUBSEQUENT EVENTS

2017 Extension Amendment and Trust Amendment

On April 10, 2017, the Company held a special meeting of stockholders pursuant to which the Company’s stockholders approved: (i) the Extension Amendment to (a) extend the date before which the Company must complete a business transaction to the Extended Termination Date, and provide that the date for cessation of operations of the Company if the Company has not completed a business transaction would similarly be extended and to (b) allow holders of the Company’s public shares to redeem their public shares, in connection with (y) the Extension Amendment, and (z) the Second Redemption, for a pro rata portion of the funds available in the Trust Account and authorize the Company and the trustee to disburse such redemption payments and (ii) the Trust Amendment, to permit distributions from the Trust Account to pay public stockholders properly demanding redemption in connection with (a) the Extension Amendment and (b) the Second Redemption, and extend the date on which to commence liquidating the Trust Account in the event the Company has not consummated a business transaction from April 10, 2017 to the Extended Termination Date.

 PRO FORMA STATEMENT OF STOCKHOLDERS’ EQUITY

Below is a pro forma statement of stockholders’ equity reflecting the redemption of (2,042,244) shares of common stock in connection with the Extension Amendment.

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, MARCH 31, 2017	10,973,471	$—	$11,645,000	$(1,131,000)	$10,514,000

Shares redeemed by stockholders in April 2017	(2,042,244)	—	(10,211,000)	—	(10,211,000)

Shares redeemable until July 10, 2017	(351,827)	—	(1,434,000)	—	(1,434,000)

Founder shares remaining assuming full redemption	8,579,400	—	—	(1,131,000)	(1,131,000)

Expense Agreement

On April 10, 2017, Messrs. Rapp and Wagenheim and Committed Capital Holdings LLC, (the “Sellers”), as holders of certain of the Company’s founder shares (the “Founder Shares”), entered into an agreement with Notespac, LLC (“Notespac”), KASPAC, LLC (“KASPAC”) and KSSPAC, LLC (“KSSPAC”, and together with KASPAC, the “Purchasers”) (the “Expense Agreement”).

The Expense Agreement provides that the Purchasers will enter into definitive agreements with the Sellers, among other holders of the Founder Shares, to purchase substantially all of the Founder Shares owned by the Sellers (the “Purchase”). Upon completion of the Purchase, the Purchasers shall have the right to (i) replace the Company’s Boardwith one or more of the Purchasers’ designees, (ii) require the resignation of the Company’s Chief Executive Officer and President, respectively, as well as any other corporate officer, and for the new Board to replace such individuals and (iii) either purchase, or be empowered to cause the Company to cause forfeiture of, all or substantially all of the Founder Shares not already purchased by the Purchasers, as permitted by those certain insider letter agreements by and between the Company and its initial shareholders. Additionally, upon completion of the Purchase, the Company shall take all appropriate action to cause the following agreements to be terminated: (i) the term sheet entered into by and between the Company and Serruya Private Equity on May 10, 2017 (the “SPE Term Sheet”), (ii) the expense advancement agreement entered into by and between the Company and BCM on April 11, 2014 (referred to herein as the “Advancement Agreement”, which was terminated on April 10, 2017, as described below) and (iii) the trust indemnification agreement entered into by and between the Company, BCM and Mr. Rapp on April 11, 2014. Upon termination of the SPE Term Sheet, Aaron Serruya will resign from the Board.

The Expense Agreement also provides: (i) upon the closing of the Purchase, Messrs. Rapp and Wagenheim will sell to Notespac for an aggregate sum of $1,000, the principal amount due under any loans and/or advances made to the Company, together with all accrued and unpaid interest thereunder and calculated as of April 10, 2017, subject to adjustment as described in the Expense Agreement, (ii) Notespac will loan sufficient funds to the Company to pay certain costs and expenses related to the Proposals, which costs and expenses shall not exceed, in the aggregate, $175,000 and (iii) Notespac shall enter into a trust indemnification agreement relating to only those expenses and liabilities of the Company arising between the approval of the Extension Amendment and the Second Redemption.

Termination of Advancement Agreement

On April 10, 2017, the Company and Messrs. Rapp and Wagenheim entered into an agreement to terminate the Advancement Agreement, effective immediately.

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

Share Redemptions

In connection with the amendments described above that were approved by stockholders at the special meeting, 2,042,244 shares of the Company’s Common Stock were redeemed for $10,211,220 in connection with the approval. As of June 23, 2017, 351,827 shares of the Company’s Common Stock issued in its IPO remain outstanding. These shares are redeemable until July 10, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Committed Capital Acquisition Corporation II (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties and other factors discussed below and in our other filings with the SEC, including our quarterly reports on Form 10-Q and our periodic reports on Form 8-K. The Company’s plans and objectives are based, in part, on assumptions involving the Company’s business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Overview

The following discussion should be read in conjunction with our financial statements, together with the notes to those statements, included elsewhere in this Quarterly Report. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

Committed Capital Acquisition Corporation II was incorporated in the state of Delaware on May 18, 2011. We are a blank check company whose purpose is the Business Combination. We intend to use cash from the proceeds of our IPO in April 2014, our capital stock, incurred debt or a combination of cash, capital stock and debt, in effecting our Business Combination. We are not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating the Business Combination.

On April 16, 2014, we consummated our IPO pursuant to a Registration Statement and sold an aggregate of 7,000,000 units at a price of $5.00 per unit, for gross proceeds of $35,000,000 consisting of 7,000,000 shares of Common Stock and warrants to purchase an additional 3,500,000 shares of Common Stock. On April 17, 2014 the representative of the underwriters advised us that it planned to exercise its over-allotment option with respect to the Option Units for gross proceeds of $5,000,000. On April 21, 2014, the closing of the Option Units occurred and we issued 1,000,000 additional units for gross proceeds of $5,000,000 consisting of 1,000,000 shares of Common Stock and warrants to purchase an additional 500,000 shares of Common Stock. As a result, an aggregate of $40,000,000 was deposited into the Trust Account for the benefit of our public stockholders. The Common Stock sold in the Offering as part of the units are referred to herein as the “public shares” and the warrants sold in the Offering as part of the units are referred to herein as the “public warrants.” At the closing of the Option Units, the underwriters also notified us they did not intend to exercise their over-allotment option with respect to the remaining 50,000 units. As a result of the unexercised 50,000 units, the initial shareholders forfeited 162,763 initial shares. The lead underwriter for the Offering was a related party.

Under the terms of the Warrant Agreement, we agreed to use our best efforts to file a post-effective amendment or new registration statement under the Securities Act, following the completion of our Business Combination. Each public warrant entitles the holder to purchase one half of one share of Common Stock at a price of $2.50 per half-share ($5.00 per whole share). Each public warrant will become exercisable upon effectiveness of such post-effective amendment or new registration statement and will expire on the date that is the earlier of (i) five years after the effective date of the registration statement registering the shares of Common Stock issuable upon the exercise of the warrants or (ii) the 45th day following the date that our Common Stock closes at or above $8.00 per share for 20 out of 30 trading days commencing on the effective date. However, if we do not complete our Business Combination on or prior to the 24-month period allotted to complete the Business Combination as described in more detail below, the warrants will expire at the end of such period. If we are unable to deliver registered shares of Common Stock to the holder upon exercise of public warrants during the exercise period, there will be no cash settlement of the public warrants and the public warrants will expire worthless.

In connection with the Offering, our initial stockholders (“initial stockholders”) and their designees committed to purchase 1,000,000 shares of Common Stock (or securities convertible into common stock) (the “placement shares”) at a price of $5.00 per share in a private placement transaction for gross proceeds of $5,000,000, which will occur concurrently with the closing of our Business Combination (the “private placement”).

We initially had only 24 months from April 10, 2014 to consummate our Business Combination. If we did not consummate a Business Combination within such 24-month period, we would (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less taxes and amounts released to us for working capital purposes, subject to applicable law and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate as part of our plan of dissolution and liquidation.

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

2016 Extension Amendment, Trust Amendment and Warrant Conversion Proposal

The Company held a special meeting of stockholders on April 8, 2016 to consider and vote upon two proposals to amend the Company’s amended and restated certificate to: (a) extend the date before which the Company must complete a Business Combination from April 10, 2016 to April 10, 2017, and provide that the date for cessation of operations of the Company if the Company has not completed a Business Combination would similarly be extended, (b) allow holders of the Company’s public shares to redeem their public shares, in connection with the Extension Amendment, for a pro rata portion of the funds available in the Trust Account established in connection with the Company’s IPO, and authorize the Company and the trustee to disburse such redemption payments and (c) a proposal to amend and restate the Company’s Trust Agreement to permit distributions from the Trust Account to pay public stockholders properly demanding redemption in connection with the Extension Amendment and the Trust Amendment, and extend the date on which to commence liquidating the Trust Account in the event the Company has not consummated the initial business transaction from the April 10, 2016 to April 10, 2017. Both amendments were approved by stockholders at the special meeting and 5,605,929 shares of the Company’s Common Stock were redeemed for $28,029,645 in connection with the approval of such amendments.

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

2017 Extension Amendment and Trust Amendment

On April 10, 2017, the Company held a special meeting of stockholders pursuant to which the Company’s stockholders approved: (i) the Extension Amendment to (a) extend the date before which the Company must complete a business transaction to the Extended Termination Date and provide that the date for cessation of operations of the Company if the Company has not completed a business transaction would similarly be extended and to (b) allow holders of the Company’s public shares to redeem their public shares, in connection with (y) the Extension Amendment, and (z) the Second Redemption for a pro rata portion of the funds available in the Trust Account and authorize the Company and the trustee to disburse such redemption payments and (ii) the Trust Amendment to permit distributions from the Trust Account to pay public stockholders properly demanding redemption in connection with (a) the Extension Amendment, and (b) the Second Redemption, and extend the date on which to commence liquidating the Trust Account in the event the Company has not consummated a business transaction from April 10, 2017 to the Extended Termination Date (the “Proposals”).

Of the 2,394,071 shares that were eligible for redemption, 2,042,244 such shares were redeemed in connection with the Extension Amendment and the Second Redemption for a total of $10,211,220.

Other Changes

We also changed certain material terms relating to the consummation of a Business Combination. The Company’s IPO prospectus, previous filings with the SEC and insider letter agreements entered into with the initial stockholders all contemplated that the 28,375,000 shares of Common Stock issued to the initial stockholders included an aggregate of 25,106,250 shares of Common Stock that are subject to forfeiture pursuant to the terms of the insider letter agreements (of which 19,745,600 shares have been forfeited to date), so that the initial stockholders and their permitted transferees would own no more than 20% of the Company’s issued and outstanding shares after the business transaction based on certain assumptions as disclosed in the IPO prospectus. The Company will no longer be adhering to this agreement that the initial stockholders would own no more than 20% of the Company’s issued and outstanding shares after the business transaction. Accordingly, the Board of the Company may choose in its discretion to forfeit and cancel as many initial shares as it determines is appropriate in connection with the Business Combination, which could include the forfeiture of none of the initial shares. Following a Business Combination, the initial stockholders could continue to own all or substantially all of its shares and the public stockholders could own a significantly smaller portion of the total outstanding shares of Common Stock than as contemplated by the IPO prospectus, previous filings with the SEC and the insider letter agreements. The Company’s IPO prospectus, previous filings with the SEC and insider letter agreements also contemplated a private placement of at least 1,000,000 shares of Common Stock (or securities convertible into common stock) at $5.00 per share in a private placement to occur concurrently with the closing of the Company’s Business Combination for gross proceeds of $5,000,000. However, neither the Company nor the initial stockholders that had previously agreed to such placement may adhere to such agreement and accordingly, the size of the private placement will be determined by the Board in connection with the Business Combination, which could result in a smaller or no private placement consummated in connection with the Business Combination.

On May 10, 2016, we signed a term sheet with SPE which, among other things, provided for an investment of up to $50,000,000 by SPE in connection with our Business Combination. The amount invested will be at the discretion of SPE. In addition, we agreed to appoint Aaron Serruya to our Board and agreed that we would not close a Business Combination without the unanimous consent of our Board. On May 18, 2017, Aaron Serruya notified the Company of his intention to resign from the Board, effectively immediately.

Results of Operations

We have not generated any revenues to date. Through March 31, 2017, our efforts were limited to organizational activities, our search for a Business Combination, preparations for the special meetings of stockholders and warrantholders and activities related to the Offering. It is unlikely we will have any revenues unless we are able to effect a Business Combination with an operating company, of which there can be no assurance. Our current plan of operation consists solely of our search to identify suitable candidates for our Business Combination.

Since the closing of the Offering, the gross proceeds have been held in a Trust Account. The Trust Account may be invested in U.S. “government securities,” defined as any Treasury Bill or equivalent securities issued by the United States government having a maturity of 180 days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account.

Shortly after the closing of the Offering, the proceeds held in the Trust Account were invested in an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940. The value of the Trust Account was approximately $12,000,000 as of March 31, 2017. As of May 31, 2017 the balance in the Trust Account was approximately $1,800,000.

For the three months ended March 31, 2017, we had income of $26,000, consisting of an accrual reversal of payables no longer considered necessary, accrued franchise taxes, professional fees, expenses related to our search for a target business, general and administrative expenses and income earned on the trust account. This compares with a net loss of $114,000 for the three months ended March 31, 2016.

We will not generate any operating revenues until after the consummation of our Business Combination, at the earliest. We will continue to generate minimal non-operating income in the form of interest income on cash held in our Trust Account. We expect to incur increased expenses through April 2019 as a result of activities relating to our Business Combination, including due diligence expenses. As we expect to continue to generate net losses, we do not anticipate incurring substantial income or other tax expense (other than franchise taxes) until the consummation of our Business Combination, at the earliest.

Liquidity and Capital Resources

As of March 31, 2017, we had assets equal to $12,057,000, comprised of prepaid cash and funds in our Trust Account. This compares with assets of $12,074,000 as of December 31, 2016, comprised of cash, prepaid expenses and funds in our Trust Account. Our current liabilities as of March 31, 2017 totaled approximately $1,544,000, comprised of accounts payable and accrued expenses, accrued franchise taxes, promissory notes issued to BCM and advances from BCM and/or its affiliates. This compares to our current liabilities as of December 31, 2016 of $1,295,000, comprised of accounts payable and accrued expenses, accrued franchise taxes, promissory notes issued to BCM and advances from BCM and/or its affiliates. BCM wound down operations in 2016.

As of March 31, 2017, we owed affiliates of BCM an aggregate of $898,000, comprised of promissory notes in the amount of $113,000 and advances of $785,000. The notes are payable upon the consummation of our Business Combination, bear no interest and contain a waiver of any and all rights to the funds in the Trust Account resulting from the consummation of the Offering. The advances bear no interest and are payable upon the consummation of our Business Combination. Following the closing of the Offering and prior to the consummation of the Business Combination, BCM and/or its affiliates has agreed to loan the Company funds from time to time of up to $2,000,000, including the amounts above, under an Expense Advancement Agreement discussed further below and in Notes 1 and 3 to the financial statements. On April 10, 2017, the Company and Messrs. Rapp and Wagenheim entered into an agreement to terminate the Advancement Agreement, effective immediately.

Cash flows provided by (used in) operating activities for the three months ended March 31, 2017 and 2016 were approximately $44,000 and $(45,000), respectively.

We intend to use substantially all of the funds held in the Trust Account (net of taxes and amounts released to us for working capital purposes) to consummate our Business Combination.

We believe that interest earned on the funds in the Trust Account released to us for working capital purposes, if any, proceeds of the loans provided to us from our affiliates, and cooperation from our professional service providers will be sufficient to allow us to operate until the Extended Termination Date. All the expenses relating to the Offering were funded by proceeds from loans with affiliates of BCM. Prior to the consummation of our Business Combination, in order to fund all expenses relating to investigating and selecting a target business, negotiating an acquisition agreement and consummating such acquisition and our other working capital requirements, will be payable through loans and advances from our affiliates. All these advances will be due and payable upon the completion of our Business Combination and will be on terms that waive any and all rights to the funds in the Trust Account. We can provide no assurance that we can continue to satisfy our cash requirements until April 2019.

The terms of such loans will not have any recourse against the Trust Account nor pay any interest prior to the consummation of our business transaction and be no more favorable than could be obtained by a third party.

We do not believe we will need to raise additional funds other than the loans provided or to be provided to us until the consummation of our Business Combination to meet the expenditures required for operating our business. However, in addition to the SPE investment commitment, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a Business Combination that is presented to us. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our Business Combination. Our initial stockholders and their designees have committed to purchase 1,000,000 shares of our Common Stock at $5.00 per share in a private placement to occur concurrently with the closing of our Business Combination for gross proceeds of $5,000,000. However, neither the Company nor the initial stockholders that had previously agreed to such placement may adhere to such agreement and accordingly, the size of the private placement will be determined by the Board in connection with the Business Combination, which could result in a smaller or no private placement consummated in connection with the Business Combination.

Upon completion of the Purchase, the Company shall take all appropriate action to cause the following agreements to be terminated: (i) the SPE Term Sheet and (iii) the trust indemnification agreement entered into by and between the Company, BCM and Mr. Rapp on April 11, 2014.

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

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

10.1	Expense Agreement, dated April 10, 2017, by and between Michael Rapoport, Philip Wagenheim, Committed Capital Holdings LLC, Notespac, LLC, KASPAC, LLC and KSSPAC, LLC.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Scheme Document

101. CAL	XBRL Taxonomy Extension Calculation Link base Document

101. DEF	XBRL Taxonomy Extension Definition Link base Document

101. LAB	XBRL Taxonomy Label Link base Document

101. PRE	XBRL Extension Presentation Link base Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 26, 2017	COMMITTED CAPITAL ACQUISITION CORPORATION II

	By:	/s/ Michael Rapoport
Michael Rapoport
Chief Executive Officer and Chairman
Principal Executive Officer
Principal Financial Officer