Form 10-Q
period 2017-06-30
COMMITTED CAPITAL ACQUISITION Corp II
filed 2017-12-11
CIK 1539892

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 333-192586

Committed Capital Acquisition Corporation II

 (Exact name of registrant as specified in its charter)

Delaware	45-4345803
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

1745 Sidewinder Drive, Park City, Utah 84060

(Address of principal executive offices)

(435) 222-2141

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

370 Lexington Avenue, Ste. 1208

New York, New York 10017

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,799,127 shares of common stock, par value $.00001 per share, outstanding as of December 5, 2017.

COMMITTED CAPITAL ACQUISITION CORPORATION II

- INDEX -

2

Committed Capital Acquisition Corporation II

CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS

Current Assets
Cash	$—	$48,000
Prepaid expenses	—	1,000
Total Current Assets		49,000

Investment in Trust Account	1,772,000	12,025,000
Total Assets
	$1,772,000	$12,074,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$210,000	$185,000
Accrued offering expenses	13,000	13,000
Accrued franchise taxes	490,000	490,000
Notes payable, related party	113,000	113,000
Advances, related party	719,000	785,000
Total Current Liabilities	1,545,000	1,586,000
COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 250,000,000 shares authorized; 8,931,227 and 13,972,871 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	1,434,000	11,645,000
Accumulated deficit	(1,207,000)	(1,157,000)
Total Stockholders’ Equity	227,000	10,488,000
Total Liabilities and Stockholders’ Equity	$1,772,000	$12,074,000

The accompanying notes are an integral part of the condensed financial statements

F-3

Committed Capital Acquisition Corporation II

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$—	$—	$—	$—

General and Administrative Expenses and Franchise taxes	(87,000)	(148,000)	(89,000)	(294,000)

Loss from Operations	(87,000)	(148,000)	(89,000)	(294,000)

Interest and Dividend Income on Trust Account	12,000	15,000	39,000	47,000

Net Loss Attributable to Common Stockholders	$(75,000)	$(133,000)	$(50,000)	$(247,000)

Weighted Average Number of Common Shares Outstanding	9,133,000	14,897,000	11,374,000	22,996,000

Basic and Diluted Net Loss per Share Attributable to Common Stockholders	$(0.01)	$(0.01)	$(0.00)	$(0.01)

The accompanying notes are an integral part of the condensed financial statements

F-4

Committed Capital Acquisition Corporation II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2017

	Common Stock		Additional		Total Stockholders'
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity
BALANCE, DECEMBER 31, 2016	13,972,871	$—	$11,645,000	$(1,157,000)	$10,488,000

Shares forfeited by founders in March 2017	(2,999,400)	—

Shares redeemed by stockholders in April 2017	(2,042,244)	—	(10,211,000)		(10,211,000)

Net loss				(50,000)	(50,000)

BALANCE, June 30, 2017	8,931,227	$—	$1,434,000	$(1,207,000)	$227,000

The accompanying notes are an integral part of the condensed financial statements

F-5

Committed Capital Acquisition Corporation II
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2016

Cash Flows from Operating Activities
Net loss	$(50,000)	$(247,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and dividend income in Trust Account	(39,000)	(47,000)
Changes in operating assets and liabilities:
Prepaid expenses	1,000	(4,000)
Accounts payable and accrued expenses	25,000	71,000
Accrued franchise taxes	—	116,000
Net cash used in operating activities	(63,000)	(111,000)

Net cash provided by Investing Activities
Withdrawal from Trust Account	81,000	58,000

Net cash used in financing activities
Proceeds from / (Payments of) related party advances	(66,000)	45,000

Net increase (decrease) in cash	(48,000)	(8,000)

Cash at beginning of the period	48,000	8,000

Cash at end of the period	$—	$—

Supplemental disclosure of non-cash financing activities:
Common stock redeemed in Extension Amendment with proceeds from Trust	$10,211,000	$28,029,000

The accompanying notes are an integral part of the condensed financial statements

Committed Capital Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

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

On November 27, 2013, the Company filed a registration statement on Form S-1 with the United States Securities and Exchange Commission (“SEC”) in connection with its offering to sell up to 7,000,000 units at a price of $5.00 per unit (the “Offering”). The underwriters for the Offering were granted an over-allotment option to purchase up to an additional 1,050,000 units for 45 days after the effectiveness of the registration statement. Each unit consisted of one share of common stock, par value $0.00001 per share (the "Common Stock"), and one warrant to purchase one half of one share of Common Stock at an exercise price of $2.50 per half-share ($5.00 per whole share). Under the terms of a warrant agreement (the “Warrant Agreement”), the Company agreed to use its best efforts to file a post-effective or new registration statement under the Securities Act of 1933, as amended, following the completion of the Company's Business Combination. Under the terms of the Warrant Agreement, each warrant was to become exercisable upon effectiveness of such post-effective amendment or new registration statement and will expire on the date that is the earlier of (i) five years after the effective date of the registration statement registering the shares of Common Stock issuable upon the exercise of the warrants or (ii) the forty-fifth (45th) day following the date that the Company’s Common Stock closes at or above $8.00 per share for 20 out of 30 trading days commencing on the effective date. If the Company was unable to deliver registered shares of Common Stock to the holder upon exercise of warrants during the exercise period, there would be no cash settlement of the warrants and the warrants would expire worthless. The lead underwriter for the Offering was a related party; see Note 4.

The Company has, as amended (see below), until April 10, 2019 to complete its Business Combination. If the Company does not consummate a Business Combination by such time, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem the Company’s public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account less taxes and amounts released to the Company for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders.

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

Subsequent to the closing of the Offering and the closing of the Option Units, the gross proceeds of $40,000,000 were placed in a trust account ("Trust Account") established in connection with the Offering with Continental Stock Transfer and Trust Company (the “Trustee”) for the benefit of our public stockholders.

The costs of the Offering, including the overallotment, were approximately $351,000.

Committed Capital Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

(unaudited)

The Company held a special meeting of stockholders on April 8, 2016 to consider and vote upon two proposals to amend the Company’s amended and restated certificate (the “2016 Extension Amendment”) to: (a) extend the date before which the Company must complete a business transaction from April 10, 2016 to April 10, 2017, and provide that the date for cessation of operations of the Company if the Company has not completed a business transaction would similarly be extended; and (b) allow holders of the Company’s public shares to redeem their public shares, in connection with the 2016 Extension Amendment, for a pro rata portion of the funds available in the Trust Account, and authorize the Company and the Trustee to disburse such redemption payments; and (c) a proposal to amend and restate the Company’s investment management trust agreement, dated April 10, 2014 by and between the Company and the Trustee to permit distributions from the Trust Account to pay public stockholders properly demanding redemption in connection therewith and extend the date on which to commence liquidating the Trust Account in the event the Company has not consummated a business transaction until April 10, 2017. Both amendments were approved by stockholders at the special meeting and 5,605,929 shares of the Company’s Common Stock were redeemed for $28,029,645 in connection with the approval. As of June 30, 2017 and December 31, 2016, 351,827 and 2,394,071 shares, respectively, of the Company’s stock issued in the Offering remain outstanding.

The Company also held a special meeting of its warrantholders on April 8, 2016 where the Company’s warrantholders voted to approve an amendment (the “Warrant Amendment”) to the Warrant Agreement, dated as of April 10, 2014 (the “Warrant Agreement”), between the Company and the Trustee, to provide for the conversion of all of the 8,000,000 outstanding warrants into an aggregate of 80,000 shares of common stock (so that each warrant is converted into one-hundredth (1/100th) of one share) upon the consummation of a Business Combination, and terminate the Warrant Agreement in connection with such conversion. Both proposals were passed by the warrantholders.

On April 10, 2017, the Company held a special meeting of stockholders pursuant to which the Company’s stockholders approved: (i) proposals to amend the Company’s amended and restated certificate of incorporation (the “2017 Extension Amendment”) to (a) extend the date before which the Company must complete a Business Combination to April 10, 2019 (the “Extended Termination Date”), and provide that the date for cessation of operations of the Company if the Company has not completed a Business Combination would similarly be extended, and to (b) allow holders of the Company’s public shares to redeem their public shares, in connection with (y) the 2017 Extension Amendment, and (z) a second redemption opportunity on the earlier of July 10, 2017 and the consummation of a Business Combination (the “Second Redemption”), for a pro rata portion of the funds available in the Trust Account and authorize the Company and the Trustee to disburse such redemption payments; and (ii) a proposal to amend and restate the amended and restated investment management trust agreement, dated April 8, 2016, by and between the Company and the Trustee (the “2017 Trust Amendment”), to permit distributions from the Trust Account to pay public stockholders properly demanding redemption in connection with (a) the Extension Amendment, and (b) the Second Redemption; and extend the date on which to commence liquidating the Trust Account in the event the Company has not consummated a Business Combination from April 10, 2017 to the Extended Termination Date (the “Proposals”). Both the amendments were approved by stockholders at the special meeting and 2,042,244 shares of the Company’s common stock were redeemed for $10,211,220 in connection with the approval. As of June 30, 2017, 351,827 shares of the Company’s stock issued in the Offering remain outstanding.

Subsequent to June 30, 2017, in July 2017, there was a second redemption under the 2017 Extension Agreement in which 132,100 shares of the Company’s Common Stock were redeemed for $660,500, reducing the number of shares of Company Common Stock issued in the Offering and remaining outstanding to 219,727 shares. As of December 1, 2017 there was $1,117,402 remaining in the Trust Account.

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

NOTES TO FINANCIAL STATEMENTS

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

The gross proceeds (and, since 2016, the net proceeds after redemptions described above) are required to be invested in U.S. "government securities," defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940. Except for a portion of the interest income that may be released to the Company to pay income or other tax obligations and to fund its working capital requirements, none of the funds held in the Trust Account will be released until the earlier of (i) the consummation of a Business Combination, (ii) the Company’s redemption of the public shares sold in the Offering if the Company is unable to consummate its Business Combination by April 10, 2019, or (iii) the Company’s liquidation (if no redemption occurs).

Following the closing of the Offering and prior to the consummation of the Business Combination, in order to fund all expenses relating to investigating and selecting a target business, negotiating an acquisition agreement and consummating such acquisition and the Company’s other working capital requirements, an affiliate of certain initial stockholders had committed to loan the Company funds from time to time of up to $2,000,000. See Note 4. There are no agreements for facilities or services between the Company and its initial stockholders. In April 2017 and in connection with the 2017 Extension Amendment, this agreement was terminated as discussed further in Note 4.

Going concern consideration

At June 30, 2017, the Company had negative working capital of approximately $1,545,000, negative cash flow from operations and no cash. Further, the Company does not have any sources of revenue nor does it have plans to generate revenue until a Business Combination. Currently the Company does not have a formal agreement in place to cover future or current obligations of the Company. However, Mr. Abdalla and affiliates (see Notes 4 and 5 regarding a Change of Control in September 2017) have indicated that they will advance the necessary capital required to maintain the Company’s operations until it winds up and distributes any remaining funds in its Trust Account or completes an initial Business Combination. The uncertainty raises substantial doubt about the Company’s ability to continue as a going concern.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the Securities and Exchange Commission’s (“SEC”) reporting requirements under Regulation S-X and S-K. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016 contained in the Company’s Annual Report on Form 10-K.

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

The financial information contained herein is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2017 and the results of operations and cash flows presented herein have been included in the financial statements. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017, or any future period. The financial statements as of and for the three and six months ended June 30, 2017 and as of December 31, 2016 have been rounded to the nearest thousands of dollars except share amounts and net loss per common share.

Committed Capital Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

(unaudited)

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

Net loss per common share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC’) 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. Because the Company reported a net loss in all periods presented, any dilutive securities have not been included in the diluted net loss per share since these securities would reduce the loss per common share and become anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for each period presented.

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

Committed Capital Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2017 and December 31, 2016, the Company has a gross deferred tax asset of approximately $435,000 and $420,000, respectively, related to net operating loss carryforwards and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time. Thus, no asset is recorded on the accompanying balance sheets.

There were no unrecognized tax benefits as of June 30, 2017 and December 31, 2016. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2017 or December 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material change from its position. The Company is subject to income tax examinations by federal, New York State and New York City, and the earliest tax year the Company is subject to exam is 2013. The Company charges state franchise taxes to operations and such amounts were approximately $6,000 and $121,000 for the six months ended June 30, 2017 and 2016, respectively. These amounts have not been paid and are accrued on the balance sheets.

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

3.    INVESTMENT IN TRUST ACCOUNT

Since the closing of the Offering, the gross proceeds have been held in the Trust Account. During the six months ended June 30, 2017, the Company withdrew approximately $81,000 of interest income from the Trust Account to fund tax obligations and working capital needs, as permitted in the Trust Agreement. As described in Note 1, the Trust Account may be invested in U.S. government securities, defined as any Treasury Bill or equivalent securities issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of its initial business transaction or (ii) the distribution of the Trust Account as described below.

Investment securities in the Trust Account at June 30, 2017 and December 31, 2016 consist of an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940 with an investment bank. The Institutional Money Market Account is classified as a Level 1 investment within the fair value hierarchy. There are no holding gains or losses to date and there has been approximately $12,000 and $39,000 and $15,000 and $47,000 of interest income earned for the three and six months ended June 30, 2017 and 2016, respectively.

Committed Capital Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

(unaudited)

4.   RELATED PARTY TRANSACTIONS

The Company issued an aggregate of approximately $113,000 of unsecured promissory notes to Broadband Capital Management LLC (“BCM”), an affiliate of the Company, consisting of two, $15,000 unsecured promissory notes to BCM on February 10, 2012 and March 5, 2012 and an approximately $83,000 unsecured promissory note to BCM on April 23, 2012.

Following the closing of the Offering and prior to the consummation of a Business Combination, BCM had committed to loan the Company from time to time of up to $2,000,000, under an Expense Advancement Agreement which was terminated as of April 10, 2017 in connection with the Change in Control transactions that took place on April 10, 2017 described below and in Note 5. As of both June 30, 2017 and December 31, 2016, BCM and/or its principals has advanced approximately $719,000 (net of approximately 66,000 paid by the Company in April 2017) and $785,000, respectively, which is included in the condensed balance sheets.

All of the notes, loans and /or advances were non-interest bearing and payable in full at the closing of the Business Combination. and were on terms that waive any and all rights to the funds in the Trust Account. The notes and advances were consolidated and sold to a third party in connection with the Change in Control. Due to the possibility that the notes, loans and/or advances will be due in less than a year, they are classified as current liabilities on the balance sheets.

Subsequent to June 30, 2017, on September 19, 2017, the Company, and Michael Rapoport and Phillip Wagenheim (the “Note Sellers”) entered into a Note Purchase Agreement with Notespac, LLC, whereby amounts previously advanced to the Company by the Note Sellers in the aggregate amount of approximately $797,000 were reduced into a single promissory note (the “Expense Note”), which Expense Note was subsequently sold to Notespac, LLC for $1,000.

Also, subsequent to June 30, 2017 on September 19, 2017, and pursuant to securities purchase agreements dated September 19, 2017, stockholders holding a majority of the issued and outstanding shares of our Common Stock, including Michael Rapoport, Phillip Wagenheim and Committed Capital Holdings II LLC, (collectively, the “Sellers”), sold to CCAC II, LLC, KASPAC, LLC, KSSPAC, LLC, Notespac, LLC and KidsSPAC, LLC, (collectively, the “Purchasers”) an aggregate 8,575,000 shares of our Common Stock for total aggregate consideration of $17,150 (the “Change in Control”), leaving 4,400 share of our Common Stock held by our initial stockholders. Immediately after the completion of this purchase, the Purchasers held in aggregate approximately 97.5% of our issued and outstanding Common Stock. Pursuant to certain letter agreements entered into between the Company and the Purchasers, all of the purchased shares are subject to forfeiture prior to the consummation of a business transaction in the sole discretion of the board of directors.

In connection with these purchases, subsequent to June 30, 2017, on September 19, 2017, Kenneth Abdalla, an affiliate of certain of the Purchasers, was appointed as President, Secretary and a director of the Company. In addition, in connection with these purchases, on September 19, 2017, Messrs. Rapoport and Wagenheim resigned as directors of the Company and Mr. Wagenheim resigned as an officer of the Company. In October 2017, the Company entered into a demand grid note with Ken Abdalla in the principal amount of $237,000 in connection with funds advanced on the Company’s behalf for the payment of certain expenses, which principal amount may be increased or decreased from time to time.

5.   STOCKHOLDERS’ EQUITY

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 260,000,000 shares of capital stock, of which 250,000,000 are shares of Common Stock and 10,000,000 are shares of preferred stock, par value $0.00001 per share.

Committed Capital Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

(unaudited)

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

In connection with the April 10, 2017 amendments described in Note 1 that were approved by stockholders at a special meeting of Stockholders 2,042,244 shares of the Company’s Common Stock were redeemed for approximately $10,211,000. As of June 30, 2017, 351,827 shares of the Company’s Common Stock issued in the Offering remain outstanding. Subsequent to June 30, 2017, in July 2017, an additional 132,100 shares of the Company’s Common Stock were redeemed for approximately $661,000 resulting in 219,727 shares of the Company’s stock issued in the Offering remaining outstanding.

PRO FORMA STATEMENT OF STOCKHOLDERS’ EQUITY

Below is a pro forma statement of stockholders’ equity (deficit) reflecting the aggregate redemption of (132,100) shares of common stock in connection with the second (July 2017) redemption associated with the Extension Amendment.

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

BALANCE, JUNE 30, 2017	8,931,227	$—	$1,434,000	$(1,207,000)	$227,000

Shares redeemed by stockholders in July 2017	(132,100)	—	(660,500)	—	(660,500)

Shares remaining after Second Redemption	8,799,127	—	$773,500	$(1,207,000)	$(433,500)

The 28,375,000 shares of Common Stock issued to the initial stockholders includes an aggregate of 25,106,250 shares of Common Stock that were subject to forfeiture pursuant to the terms of certain letter agreements, so that the initial stockholders and their permitted transferees will own no more than 20% of the Company’s issued and outstanding shares after the Business Combination, of which 19,795,600 shares have been forfeited to date.

Subsequent to June 30, 2017 in connection with the Change of Control, the Sellers sold an aggregate, 8,575,000 shares of our Common Stock to the Purchasers, leaving 4,400 shares of Common Stock remaining owned by our initial stockholders. Pursuant to certain letter agreements entered into between the Company and the Purchasers, all of the purchased shares are subject to forfeiture prior to the consummation of a Business Combination in the sole discretion of the board of directors.

See also Notes 1 and 4.

6.   COMMITMENTS & CONTINGENCIES

There is no compensation, commission or discounts payable to the underwriters except for $25,000, which was paid to Chardan as qualified independent underwriter, and an additional $25,000 which would be payable to Chardan at the close of the Business Combination.

On May 10, 2016, the Company received a non-binding term sheet (the “Term Sheet”) with Serruya Private Equity (“SPE”), pursuant to which SPE committed to invest an amount up to $50,000,000 in connection with the closing by the Company of a Business Combination, which amount would be in the sole discretion of SPE. The Term Sheet required that the Company appoint a designee of SPE to its board of directors, and that the Company further agree not to consummate a Business Combination without the unanimous consent of the Board.

Subsequent to June 30, 2017, on September 19, 2017, in connection with the Change of Control of the Company discussed in Note 4, the Company and SPE terminated the Term Sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Committed Capital Acquisition Corporation II (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties and other factors discussed below and in our other filings with the Securities and Exchange Commission (the “SEC”), including our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. The Company's plans and objectives are based, in part, on assumptions involving the Company’s business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Overview

The following discussion should be read in conjunction with our financial statements, together with the notes to those statements, included elsewhere in this Quarterly Report. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

Committed Capital Acquisition Corporation II was incorporated in the state of Delaware on May 18, 2011. We are a blank check company whose purpose is to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable stock transaction or other similar business transaction, one or more operating businesses or assets that we have not yet identified (a “Business Combination”). We intend to use the remaining cash from the proceeds of our initial public offering in April 2014, our capital stock, incurred debt, or a combination of the foregoing, in effecting our initial Business Combination. We are not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating the initial Business Combination.

On April 16, 2014, we consummated our initial public offering (the “Offering”) pursuant to a registration statement that was declared effective on April 10, 2014 and sold an aggregate of 7,000,000 units at a price of $5.00 per unit, for gross proceeds of $35,000,000 consisting of 7,000,000 shares of Common Stock and warrants to purchase an additional 3,500,000 shares of Common Stock. On April 17, 2014 the representative of the underwriters advised us that it planned to exercise its over-allotment option with respect to 1,000,000 Units (the “Option Units”) for gross proceeds of $5,000,000. On April 21, 2014, the closing of the Option Units occurred and we issued 1,000,000 additional units for gross proceeds of $5,000,000 consisting of 1,000,000 shares of Common Stock and warrants to purchase an additional 500,000 shares of Common Stock. As a result, an aggregate of $40,000,000 was deposited into a trust account (the “Trust Account”) established in connection with the Company’s Offering with Continental Stock Transfer & Trust Company (the “Trustee”) for the benefit of our public stockholders. The Common Stock sold in the Offering as part of the units are referred to herein as the “public shares” and the warrants sold in the Offering as part of the units are referred to herein as the “public warrants.” At the closing of the Option Units, the underwriters also notified us they did not intend to exercise their over-allotment option with respect to the remaining 50,000 units. As a result of the unexercised 50,000 units, the initial stockholders of the Company (the “Initial Stockholders”) forfeited 162,763 initial shares of Common Stock.   The lead underwriter for the Offering was a related party.

Under the original terms of the warrant agreement, we agreed to use our best efforts to file a post-effective amendment or new registration statement under the Securities Act of 1933, as amended, following the completion of our initial Business Combination.  Each public warrant entitles the holder to purchase one half of one share of Common Stock at a price of $2.50 per half-share ($5.00 per whole share).  Each public warrant was to be exercisable upon the effectiveness of such post-effective amendment or new registration statement and would expire on the date that is the earlier of (i) five years after the effective date of the registration statement registering the shares of Common Stock issuable upon the exercise of the warrants or (ii) the forty-fifth (45th) day following the date that our Common Stock closed at or above $8.00 per share for 20 out of 30 trading days commencing on the effective date of such registration statement.   However, if we did not complete our initial business transaction on or prior to the period allotted to complete the initial Business Combination as described in more detail below, the warrants would expire at the end of such period.  In addition, if we were unable to deliver registered shares of Common Stock to the holder upon exercise of public warrants during the exercise period, there would be no cash settlement of the public warrants and the public warrants would expire worthless.   The terms of the public warrants were amended in connection with the 2016 Warrant Conversion Proposal as described below.

In connection with the Offering, our Initial Stockholders and their designees originally committed to purchase 1,000,000 shares of Common Stock (or securities convertible into Common Stock) at a price of $5.00 per share in a private placement transaction with gross proceeds of $5,000,000, which was contemplated would occur concurrently with the closing of our initial Business Combination (the “Private Placement”).

We initially had only 24 months from April 10, 2014 to consummate our Business Combination. If we did not consummate a Business Combination within such 24-month period, we would (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate as part of our plan of dissolution and liquidation. We subsequently extended the original 24-month period in which we had to consummate our initial Business Combination. See “2016 Extension Amendment, Trust Amendment and Warrant Conversion Proposal” and “2017 Extension Amendment and Trust Amendment”, below.

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

2016 Extension Amendment, Trust Amendment and Warrant Conversion Proposal

The Company held a special meeting of stockholders on April 8, 2016 to consider and vote upon two proposals to amend the Company’s amended and restated certificate (the “2016 Extension Amendment”) to: (a) extend the date before which the Company must complete a Business Combination from April 10, 2016 to April 10, 2017, and provide that the date for cessation of operations of the Company if the Company has not completed a Business Combination would similarly be extended; and (b) allow holders of the Company’s public shares to redeem their public shares, in connection with the 2016 Extension Amendment, for a pro rata portion of the funds available in the Trust Account and authorize the Company and the Trustee to disburse such redemption payments; and (c) a proposal to amend and restate the Company’s investment management trust agreement, dated April 10, 2014 (the “2016 Trust Amendment”), by and between the Company and the Trustee, to permit distributions from the Trust Account to pay public stockholders properly demanding redemption in connection with the 2016 Extension Amendment and the 2016 Trust Amendment; and extend the date on which to commence liquidating the Trust Account in the event the Company has not consummated a Business Combination from the April 10, 2016 to April 10, 2017. Both amendments were approved by stockholders at the special meeting and 5,605,929 shares of the Company’s common stock were redeemed for $28,029,645 in connection with the approval of such amendments.

The Company also held a special meeting of its warrantholders on April 8, 2016 where our warrantholders considered and voted on a proposal (the “Warrant Conversion Proposal”) to approve an amendment to the warrant agreement, dated as of April 10, 2014, between the Company and the Trustee, to provide for the conversion of all of the 8,000,000 outstanding warrants into an aggregate of 80,000 shares of common stock (so that each warrant is converted into one-hundredth (1/100th) of one share) upon the consummation of a Business Combination, and terminate the warrant agreement in connection with such conversion, which the Company believes will increase its strategic opportunities and attractiveness to potential target businesses and future investors by eliminating the dilutive impact from the warrants. The warrant amendment was approved by our warrantholders at the special meeting.

2017 Extension Amendment and Trust Amendment

On April 10, 2017, the Company held a special meeting of stockholders pursuant to which the Company’s stockholders approved: (i) proposals to amend the Company’s amended and restated certificate of incorporation (the “2017 Extension Amendment”) to (a) extend the date before which the Company must complete a Business Combination to April 10, 2019 (the “Extended Termination Date”), and provide that the date for cessation of operations of the Company if the Company has not completed a Business Combination would similarly be extended, and to (b) allow holders of the Company’s public shares to redeem their public shares, in connection with (y) the Extension Amendment, and (z) a second redemption opportunity on the earlier of July 10, 2017 and the consummation of a Business Combination (the “Second Redemption”), for a pro rata portion of the funds available in the Trust Account and authorize the Company and the Trustee to disburse such redemption payments; and (ii) a proposal to amend and restate the amended and restated investment management trust agreement, dated April 8, 2016, by and between the Company and the Trustee (the “2017 Trust Amendment”), to permit distributions from the Trust Account to pay public stockholders properly demanding redemption in connection with (a) the 2017 Extension Amendment, and (b) the Second Redemption; and extend the date on which to commence liquidating the Trust Account in the event the Company has not consummated a Business Combination from April 10, 2017 to the Extended Termination Date.

Of the 2,394,071 shares that were eligible for redemption, 2,042,244 such shares were redeemed in connection with the Extension Amendment and the Second Redemption for a total of $10,211,220, with an additional 132,100 of such shares redeemed in connection with the second redemption (July 2017) for a total of $660,500.

Other Changes

We also changed certain material terms relating to the consummation of a Business Combination. The Company’s original prospectus, previous filings with the SEC and insider letter agreements entered into with the Initial Stockholders all contemplated that the 28,375,000 shares of Common Stock issued to the Initial Stockholders included an aggregate of 25,106,250 shares of Common Stock that were subject to forfeiture pursuant to the terms of the insider letter agreements (of which 19,745,600 shares have been forfeited to date), so that the Initial Stockholders and their permitted transferees would own no more than 20% of the Company’s issued and outstanding shares after the Business Combination based on certain assumptions as disclosed in the prospectus. In connection with the 2017 Extension Amendment, it was agreed that the Company would no longer adhere to this agreement that the Initial Stockholders would own no more than 20% of the Company’s issued and outstanding shares after the Business Combination and the board of directors of the Company would have the ability to choose, in its sole discretion, to forfeit and cancel as many initial shares as it determines is appropriate in connection with the initial business transaction, which could include the forfeiture of none of the initial shares. Following a Business Combination, the Initial Stockholders could continue to own all or substantially all of their shares and the public stockholders could own a significantly smaller portion of the total outstanding shares of Common Stock than as contemplated by the prospectus, previous filings with the SEC and the insider letter agreements. The Company’s prospectus, previous filings with the SEC and insider letter agreements also contemplated the Private Placement which was to occur concurrently with the closing of the Company’s Business Combination for gross proceeds of $5,000,000. However, neither the Company nor the Initial Stockholders that had previously agreed to such placement may adhere to such agreement and accordingly, the size of the private placement, if any, will be determined by the board of directors in connection with the Business Combination, which could result in a smaller or no private placement consummated in connection with the Business Combination.

On May 10, 2016, we signed a term sheet with Serruya Private Equity (“SPE”) which, among other things, provided for an investment of up to $50,000,000 by SPE in connection with our Business Combination. The amount to be invested was at the discretion of SPE. In addition, we agreed to appoint Aaron Serruya to our board of directors and agreed that we would not close a Business Combination without the unanimous consent of our board. In connection with the Change of Control (as defined below), on May 18, 2017, Aaron Serruya notified the Company of his intention to resign from the Board, effectively immediately, and the term sheet with SPE was subsequently terminated.

Change in Control

On September 19, 2017, pursuant to securities purchase agreements entered into on such date, Initial Stockholders holding a majority of the issued and outstanding shares of our common stock, including Michael Rapoport, Phillip Wagenheim and Committed Capital Holdings II LLC, (collectively, the “Sellers”), sold to CCAC II, LLC, KASPAC, LLC, KSSPAC, LLC, NoteSPAC, LLC and KidsSPAC, LLC, (collectively, the “Purchasers”) an aggregate 8,575,000 shares of our Common Stock for total aggregate consideration of $17,150. The shares sold by the Sellers constituted all of the shares of Common Stock of the Company owned by them. Immediately after the completion of this purchase, the Purchasers held in aggregate approximately 97.5% of our issued and outstanding common stock. Pursuant to certain letter agreements entered into between the Company and the Purchasers, all of the purchased shares are subject to forfeiture prior to the consummation of a Business Combination in the sole discretion of the board of directors.

In connection with these purchases, on September 19, 2017, Kenneth Abdalla, an affiliate of certain of the Purchasers, was appointed as President, Secretary and a director of the Company. In addition, in connection with these purchases, on September 19, 2017, Messrs. Rapoport and Wagenheim resigned as directors of the Company and Mr. Wagenheim resigned as an officer of the Company. Mr. Rapoport’s resignation as an officer of the Company will be effective upon the filing of this Quarterly Report.

On September 19, 2017, the Company and Michael Rapoport and Phillip Wagenheim (the “Note Sellers”) entered into a Note Purchase Agreement with Notespac, LLC, whereby amounts previously advanced to the Company by the Note Sellers in the aggregate amount of $796,686 were reduced into a single promissory note (the “Expense Note”), which Expense Note was subsequently sold to Notespac, LLC for $1,000. In October 2017, the Company entered into a demand grid note with Ken Abdalla in the principal amount of $237,000 in connection with funds advanced on the Company’s behalf for the payment of certain expenses, which principal amount may be increased or decreased from time to time.

Results of Operations

We have not generated any revenues to date. Through June 30, 2017, our efforts were limited to organizational activities, our search for a Business Combination and preparations for the special meetings of stockholders and warrantholders that occurred in April 2016 and April 2017. It is unlikely we will have any revenues unless we are able to effect a Business Combination with an operating company, of which there can be no assurance. Our current plan of operation consists solely of our search to identify suitable candidates for our Business Combination.

Since the closing of the Offering, the gross proceeds have been held in the Trust Account. The funds in the Trust Account may be invested in U.S. "government securities," defined as any Treasury Bill or equivalent securities issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of an Business Combination or (ii) the distribution of the Trust Account.

Shortly after the closing of the Offering, the proceeds held in the Trust Account were invested in an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940. After the redemptions following the 2016 Extension Amendment and the 2017 Extension Amendment, the value of the Trust Account was approximately $1,772,000 as of June 30, 2017.

For the three and six months ended June 30, 2017, we had net losses of $75,000 and 50,000, consisting of accrued franchise taxes, professional fees, expenses related to our search for a target business and general and administrative expenses. This compares with a net loss of $133,000 and 247,000 for the three and six months ended June 30, 2016.

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

Liquidity and Capital Resources

As of June 30, 2017, we had assets equal to $1,772,000, comprised of funds in our Trust Account. This compares with assets of $12,074,000 as of December 31, 2016, comprised of cash, prepaid expenses and funds in our Trust Account. Our current liabilities as of June 30, 2017 totaled approximately $1,545,000, comprised of accounts payable and accrued expenses, accrued franchise taxes, promissory notes issued to Broadband Capital Management (“BCM”) and advances from BCM and/or its affiliates. This compares to our current liabilities as of December 31, 2016 of $1,586,000, comprised of accounts payable and accrued expenses, accrued franchise taxes, promissory notes issued to BCM and its affiliates and advances from BCM and/or its affiliates.

As of June 30, 2017, we owed affiliates of BCM an aggregate of $832,000, comprised of promissory notes in the amount of $113,000 and advances of $719,000. The notes were payable upon the consummation of our Business Combination, bear no interest and contain a waiver of any and all rights to the funds in the Trust Account resulting from the consummation of the Offering. The advances bear no interest and are payable upon the consummation of our Business Combination. Following the closing of the Offering and prior to the consummation of the Business Combination, BCM and/or its affiliates had agreed to loan the Company funds from time to time of up to $2,000,000, including the amounts above, under an Expense Advancement Agreement discussed further below and in Notes 1 and 3 to the financial statements. On April 10, 2017, the Company and Messrs. Rapp and Wagenheim entered into an agreement to terminate the Expense Advancement Agreement, effective immediately, and in connection with the Change in Control the amounts loaned and advanced by BCM were purchased by Notespac, LLC. See “Change in Control” above.

Cash flows used in operating activities for the six months ended June 30, 2017 and 2016 were approximately $63,000 and $111,000, respectively.

We intend to use substantially all of the remaining funds held in the Trust Account (net of taxes and amounts released to us for working capital purposes) in connection with the consummation our Business Combination.

We believe that interest earned on the funds in the Trust Account released to us for working capital purposes, if any, and proceeds of the loans provided to us from Mr. Abdalla and/or his affiliates, and cooperation from our professional service providers will be sufficient to allow us to operate until the Extended Termination Date. All the expenses relating to the Offering were funded by proceeds from loans with BCM, subsequently sold to Notespac. Prior to the consummation of our Business Combination, in order to fund all expenses relating to investigating and selecting a target business, negotiating an acquisition agreement and consummating such acquisition and our other working capital requirements, Mr. Abdalla and/or his affiliates have agreed to loan us funds from time to time, as needed. All these advances will be due and payable upon the completion of our Business Combination and will be on terms that waive any and all rights to the funds in the Trust Account. We can provide no assurance that we can continue to satisfy our cash requirements for at least the next twelve months.

While we do not believe we will need to raise additional funds other than loans from Mr. Abdalla and/or his affiliates until the consummation of our Business Combination to meet the expenditures required for operating our business, we expect we will need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a Business Combination that is presented to us. Subject to compliance with applicable securities laws, we would only consummate such a financing simultaneously with the consummation of our Business Combination.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Going forward from this filing, the Company intends to re-establish and maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

10.1	Demand Promissory Note, dated October 3, 2017, by and between the Company and Ken Abdalla.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Scheme Document

101. CAL	XBRL Taxonomy Extension Calculation Link base Document

101. DEF	XBRL Taxonomy Extension Definition Link base Document

101. LAB	XBRL Taxonomy Label Link base Document

101. PRE	XBRL Extension Presentation Link base Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 11, 2017	COMMITTED CAPITAL ACQUISITION CORPORATION II

	By:	/s/ Michael Rapp
Michael Rapp
Chief Executive Officer and Chairman
Principal Executive Officer
Principal Financial Officer

