Form 10-Q
period 2017-09-30
COMMITTED CAPITAL ACQUISITION Corp II
filed 2018-01-19
CIK 1539892

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 333-192586

Committed Capital Acquisition Corporation II

(Exact name of registrant as specified in its charter)

Delaware	45-4345803
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,799,127 shares of common stock, par value $.00001 per share, outstanding as of January 17, 2018.

COMMITTED CAPITAL ACQUISITION CORPORATION II

- INDEX -

Committed Capital Acquisition Corporation II

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS

Current Assets
Cash	$—	$48,000
Prepaid expenses	—	1,000
Total Current Assets		49,000

Investment in Trust Account	1,115,000	12,025,000
Total Assets	$1,115,000	$12,074,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$326,000	$185,000
Accrued offering expenses	13,000	13,000
Accrued franchise taxes	490,000	490,000
Notes payable, related party	797,000	113,000
Advances, related party	—	785,000
Total Current Liabilities	1,626,000	1,586,000
COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity (Deficit)
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 250,000,000 shares authorized; 8,799,127 and 13,972,871 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	773,000	11,645,000
Accumulated deficit	(1,284,000)	(1,157,000)
Total Stockholders’ Equity (Deficit)	(511,000)	10,488,000
Total Liabilities and Stockholders’ Equity (Deficit)	$1,115,000	$12,074,000

The accompanying notes are an integral part of the condensed financial statements

F-2

Committed Capital Acquisition Corporation II

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	September 30,	Nine Months Ended	September 30,
	2017	2016	2017	2016

Revenue	$—	$—	$—	$—

General and Administrative Expenses and Franchise taxes	82,000	90,000	171,000	385,000

Loss from Operations	(82,000)	(90,000)	(171,000)	(385,000)

Interest and Dividend Income on Trust Account	4,000	10,000	44,000	58,000

Net Loss Attributable to Common Stockholders	$(78,000)	$(80,000)	$(127,000)	$(327,000)

Weighted Average Number of Common Shares Outstanding	8,799,000	13,973,000	10,506,000	19,966,000

Basic and Diluted Net Loss per Share Attributable to Common Stockholders	$(0.01)	$(0.01)	$(0.01)	$(0.02)

The accompanying notes are an integral part of the condensed financial statements

F-3

Committed Capital Acquisition Corporation II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Nine Months Ended September 30, 2017

	Common Stock		Additional		Total Stockholders’
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
BALANCE, DECEMBER 31, 2016	13,972,871	$—	$11,645,000	$(1,157,000)	$10,488,000
Shares forfeited by founders in March 2017	(2,999,400)	—	—	—	—
Shares redeemed by stockholders in April 2017	(2,042,244)	—	(10,211,000)	—	(10,211,000)
Shares redeemed by stockholders in July 2017	(132,100)	—	(661,000)	—	(661,000)

Net loss	—	—	—	(127,000)	(127,000)
BALANCE, September 30, 2017	8,799,127	$—	$773,000	$(1,284,000)	$(511,000)

The accompanying notes are an integral part of the condensed financial statements

F-4

Committed Capital Acquisition Corporation II

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2017	2016

Cash Flows from Operating Activities
Net loss	$(127,000)	$(327,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and dividend income earned in Trust Account	(44,000)	(58,000)
Changes in operating assets and liabilities:
Prepaid expenses	1,000	(2,000)
Accounts payable and accrued expenses	106,000	65,000
Accrued franchise taxes	—	173,000
Net cash used in operating activities	(64,000)	(149,000)

Net cash provided by Investing Activities
Withdrawal from Trust Account	82,000	59,000

Net cash provide by (used in) Financing Activities
Proceeds from/(payments of) related party advances	(66,000)	98,000

Net increase (decrease) in cash	(48,000)	8,000

Cash at beginning of the period	48,000	8,000

Cash at end of the period	$—	$16,000

Supplemental disclosure of non-cash financing activities:
Common stock redeemed with proceeds from Trust	$10,872,000	$28,029,000
Reclass of advances from a former related party to accounts payable and accrued expenses	$35,000	$—

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

On November 27, 2013, the Company filed a registration statement on Form S-1 with the United States Securities and Exchange Commission (“SEC”) in connection with its offering to sell up to 7,000,000 units at a price of $5.00 per unit (the “Offering”).  The underwriters for the Offering were granted an over-allotment option to purchase up to an additional 1,050,000 units for 45 days after the effectiveness of the registration statement. Each unit consisted of one share of common stock, par value $0.00001 per share (the “Common Stock”), and one warrant to purchase one half of one share of Common Stock at an exercise price of $2.50 per half-share ($5.00 per whole share).  Under the terms of a warrant agreement (the “Warrant Agreement”), the Company agreed to use its best efforts to file a post-effective or new registration statement under the Securities Act of 1933, as amended, following the completion of the Company’s Business Combination.  Under the terms of the original Warrant Agreement each warrant was to become exercisable upon effectiveness of such post-effective amendment or new registration statement and will expire on the date that is the earlier of (i) five years after the effective date of the registration statement registering the shares of Common Stock issuable upon the exercise of the warrants or (ii) the forty-fifth (45th) day following the date that the Company’s Common Stock closes at or above $8.00 per share for 20 out of 30 trading days commencing on the effective date.  If the Company was unable to deliver registered shares of Common Stock to the holder upon exercise of warrants during the exercise period, there would be no cash settlement of the warrants and the warrants would expire worthless.  The lead underwriter for the Offering was a related party; see Note 4.

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

On April 16, 2014, the Company closed the Offering and issued 7,000,000 equity units for gross proceeds of $35,000,000 consisting of 7,000,000 shares of Common Stock and warrants to purchase an additional 3,500,000 shares of Common Stock and on April 17, 2014, the representative of the underwriters advised the Company that it planned to exercise its over-allotment option with respect to 1,000,000 Units (the “Option Units”) for gross proceeds of $5,000,000. On April 21, 2014, the closing of the Option Units occurred and the Company issued 1,000,000 equity units for gross proceeds of $5,000,000 consisting of 1,000,000 shares of Common Stock and warrants to purchase an additional 500,000 shares of Common Stock. The underwriters did not exercise their overallotment option for the remaining 40,000 Option Units, as a result the initial shareholders forfeited 162,763 initial shares. Subsequent to the closing of the Offering and the closing of the Option Units, the gross proceeds of $40,000,000 were placed in a trust account (“Trust Account,) established in connection with the Offering with Continental Stock Transfer & Trust Company (the “Trustee”) for the benefit of our public stockholders.

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The costs of the Offering, including the overallotment, were approximately $351,000.

The Company held a special meeting of stockholders on April 8, 2016 to consider and vote upon two proposals to amend the Company’s amended and restated certificate (the “2016 Extension Agreement”) to: (a) extend the date before which the Company must complete a Business Combination from April 10, 2016 to April 10, 2017, and provide that the date for cessation of operations of the Company if the Company has not completed a Business Combination would similarly be extended; and (b) allow holders of the Company’s public shares to redeem their public shares, in connection with the 2016 Extension Amendment, for a pro rata portion of the funds available in the Trust Account, and authorize the Company and the Trustee to disburse such redemption payments; and (c) a proposal to amend and restate the Company’s investment management trust agreement, dated April 10, 2014 by and between the Company and the Trustee to permit distributions from the Trust Account to pay public stockholders properly demanding redemption in connection therewith and extend the date on which to commence liquidating the Trust Account in the event the Company has not consummated a Business Combination until April 10, 2017. Both amendments were approved by stockholders at the special meeting and 5,605,929 shares of the Company’s Common Stock were redeemed for $28,029,645 in connection with the approval.

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

On April 10, 2017, the Company held a special meeting of stockholders pursuant to which the Company’s stockholders approved: (i) proposals to amend the Company’s amended and restated certificate of incorporation (the “2017 Extension Amendment”) to (a) extend the date before which the Company must complete a Business Combination to April 10, 2019 (the “Extended Termination Date”), and provide that the date for cessation of operations of the Company if the Company has not completed a Business Combination would similarly be extended, and to (b) allow holders of the Company’s public shares to redeem their public shares, in connection with (y) the 2017 Extension Amendment, and (z) a second redemption opportunity on the earlier of July 10, 2017 and the consummation of a Business Combination (the “Second Redemption”), for a pro rata portion of the funds available in the Trust Account and authorize the Company and the Trustee to disburse such redemption payments; and (ii) a proposal to amend and restate the amended and restated investment management trust agreement, dated April 8, 2016, by and between the Company and the Trustee (the “2017 Trust Amendment”), to permit distributions from the Trust Account to pay public stockholders properly demanding redemption in connection with (a) the Extension Amendment, and (b) the Second Redemption; and extend the date on which to commence liquidating the Trust Account in the event the Company has not consummated a Business Combination from April 10, 2017 to the Extended Termination Date (the “Proposals”). Both of the amendments were approved by stockholders at the special meeting and 2,042,244 shares of the Company’s Common Stock were redeemed in April 2017 for approximately $10,211,000 in connection with the approval and 132,100 shares of the Company’s Common Stock were redeemed in July 2017 for approximately $661,000 in connection with the Second Redemption. As of September 30, 2017, 219,727 shares of the Company’s stock issued in the Offering remain outstanding. As of January 17, 2018, there was $1,118,420 remaining in the Trust Account.

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

Following the closing of the Offering and prior to the consummation of the Business Combination, in order to fund all expenses relating to investigating and selecting a target business, negotiating an acquisition agreement and consummating such acquisition and the Company’s other working capital requirements, an affiliate of certain initial stockholders previously had committed to loan the Company funds from time to time of up to $2,000,000.  In April 2017 in connection with the 2017 Extension Amendment, this agreement was terminated as discussed further in Note 4. There are no agreements for facilities or services between the Company and its initial stockholders.

Going concern consideration

At September 30, 2017, the Company had negative working capital of approximately $1,626,000, negative cash flow from operations and no cash. Further, the Company does not have any sources of revenue nor does it have plans to generate revenue until a Business Combination. Currently, the Company does not have a formal agreement in place to cover future or current obligations of the Company. However, Mr. Abdalla and affiliates (see Notes 4 and 5 with respect to the Change of Control of the Company in September 2017) have indicated that they will advance the necessary capital required to maintain the Company’s operations until it winds up and distributes any remaining funds in its Trust Account or completes a Business Combination. In connection with this commitment, in September 2017 the Company entered into a demand grid note with Mr. Abdalla in the principal amount of $237,000 in connection with funds advanced on the Company’s behalf for the payment of certain expenses, which principal amount may be increased or decreased from time to time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The financial information contained herein is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2017 and the results of operations and cash flows presented herein have been included in the financial statements. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017 or any future period. The financial statements as of and for the three and nine months ended September 30, 2017 and 2016 and as of December 31, 2016 have been rounded to the nearest thousands of dollars except share amounts and net loss per common share.

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

Net loss per common share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board, (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. At September 30, 2017 and 2016 and December 31, 2017, the Company had outstanding warrants to purchase 80,000 shares of Common Stock. Because the Company reported a net loss in all periods presented, any dilutive securities have not been included in the diluted net loss per share since these securities would reduce the loss per common share and become anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for each period presented.

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

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2017 and December 31, 2016, the Company has a gross deferred tax asset of approximately $446,000 and $420,000, respectively, related to net operating loss carryforwards and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time. Thus, no asset is recorded on the accompanying balance sheets.

There were no unrecognized tax benefits as of September 30, 2017 and December 31, 2016. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2017 or December 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material change from its position. The Company is subject to income tax examinations by federal, New York State and New York City, and the earliest tax year the Company is subject to exam is 2013. The Company charges state franchise taxes to operations and such amounts were $60,000 and $180,000 for the three and nine months ended September 30, 2016. The Company was not in good standing and therefore did not incur any state franchise taxes for the three and nine months ended September 30, 2017. These amounts have not been paid and are accrued on the balance sheets.

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

3. INVESTMENT IN TRUST ACCOUNT

Since the closing of the Offering, the gross proceeds have been held in the Trust Account. During the nine months ended September 30, 2017, the Company withdrew approximately $82,000  of interest income from the Trust Account to fund tax obligations and working capital needs, as permitted in the Trust Agreement. As described in Note 1, the Trust Account may be invested in U.S. government securities, defined as any Treasury Bill or equivalent securities issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of its Business Combination or (ii) the distribution of the Trust Account as described below.

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Investment securities in the Trust Account at September 30, 2017 and December 31, 2016 consist of an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940 with an investment bank. The Institutional Money Market Account is classified as a Level 1 investment within the fair value hierarchy. There are no holding gains or losses to date and there has been approximately $4,000 and $44,000 and $10,000 and $58,000 of interest and dividend income earned for the three and nine months ended September 30, 2017 and 2016, respectively .

4. RELATED PARTY TRANSACTIONS

The Company previously issued an aggregate approximately $113,000 of unsecured promissory notes to Broadband Capital Management LLC (“BCM”), a former affiliate of the Company, consisting of two, $15,000 unsecured promissory notes to BCM on February 10, 2012 and March 5, 2012 and an approximately $83,000 unsecured promissory note to BCM on April 23, 2012. Such notes and advances were subsequently consolidated and sold in connection with the Change of Control. See below.

Following the closing of the Offering and prior to the consummation of the Business Combination, BCM had committed to loan the Company from time to time of up to $2,000,000, under an Expense Advancement Agreement which was terminated as of April 10, 2017 in connection with the Change of Control described below and in Note 5. As of September 30, 2017 and as further described below, BCM and its principals were owed nothing. In addition, principals of BCM received approximately $66,000 in April 2017 for repayment of advances made to the Company and as of September 20, 2017, $35,000 of such amount due principals of BCM was reclassified to accounts payable (after repayment of approximately $66,000  in April 2017) and $785,000, respectively, which is included in the condensed balance sheets.

On September 19, 2017, the Company and Michael Rapoport and Phillip Wagenheim (the “Note Sellers”) entered into a Note Purchase Agreement with NoteSpac, LLC, whereby amounts previously advanced, including $113,00 of unsecured promissory notes, to the Company by the Note Sellers in the aggregate amount of approximately $797,000 were reduced into a single promissory note (the “Expense Note”), which Expense Note was subsequently sold to NoteSpac, LLC for $1,000. The Expense Note is payable in full at the closing of the Business Combination and bears interest at the short-term AFR rate and waives any and all rights to the funds in the Trust Account. Due to the possibility that these obligations will be due in less than a year, they are classified as current liabilities on the balance sheets.

Also, on September 19, 2017, and pursuant to securities purchase agreements dated September 19, 2017, stockholders holding a majority of the issued and outstanding shares of the Company’s Common Stock, including Michael Rapoport, Phillip Wagenheim and Committed Capital Holdings II LLC, (collectively, the “Sellers”), sold to CCAC II, LLC, KASPAC, LLC, KSSPAC, LLC, NoteSpac, LLC and KidsSPAC, LLC, (collectively, the “Purchasers”) an aggregate 8,575,000 shares of our Common Stock for total aggregate consideration of $17,150 (the “Change in Control”). Immediately after the completion of this purchase, the Purchasers held in aggregate approximately 97.5% of the Company’s issued and outstanding Common Stock. Pursuant to certain letter agreements entered into between the Company and the Purchasers, all of the purchased shares are subject to forfeiture prior to the consummation of a Business Combination in the sole discretion of the Company’s board of directors.

In connection with these purchases, on September 19, 2017, Kenneth Abdalla, an affiliate of certain of the Purchasers, was appointed as President, Secretary and a director of the Company. In addition, in connection with these purchases, on September 19, 2017, Messrs. Rapoport and Wagenheim resigned as directors of the Company and Mr. Wagenheim resigned as an officer of the Company. Mr. Rapp’s resignation as CEO, CFO and Chairman of the Company became effective as of December 8, 2017 and Mr. Abdalla’s election as CEO and CFO was effective as of such date.

Committed Capital Acquisition Corporation II

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

In connection with the April 10, 2017 amendments described in Note 1 that were approved by stockholders at a special meeting of stockholders 2,042,244 shares of the Company’s Common Stock were redeemed for approximately $10,211,000 in connection with the approval. In July 2017, an additional 132,100 shares of the Company’s Common Stock were redeemed for approximately $661,000 resulting in 219,727 shares of the Company’s stock issued in the Offering remaining outstanding.

The 28,375,000 shares of Common Stock issued to the initial stockholders includes an aggregate of 25,106,250 shares of Common Stock that were subject to forfeiture pursuant to the terms of certain letter agreements, so that the initial stockholders and their permitted transferees would own no more than 20% of the Company’s issued and outstanding shares after the Business Combination, of which 19,795,600 shares have been forfeited to date including 2,999,400 forfeited in March 2017.

On September 19, 2017, in connection with the Change of Control the Sellers sold an aggregate 8,575,000 shares of the Company’s Common Stock to the Purchasers, leaving 4,400 shares of Common Stock remaining owned by the Company’s initial stockholders. Pursuant to certain letter agreements entered into between the Company and the Purchasers, all of the purchased shares are subject to forfeiture prior to the consummation of a Business Combination in the sole discretion of the board of directors.

See also Notes 1 and 4.

6. COMMITMENTS AND CONTINGENCIES

There is no compensation, commission or discounts payable to the underwriters except for $25,000, which was paid to Chardan as qualified independent underwriter, and an additional $25,000 which would be payable to Chardan at the close of the Business Combination.

On May 10, 2016, the Company received a non-binding term sheet (the “Term Sheet”) with Serruya Private Equity (“SPE”), pursuant to which SPE committed to invest an amount up to $50,000,000 in connection with the closing by the Company of a Business Combination, which amount would be in the sole discretion of SPE. The Term Sheet required that the Company appoint a designee of SPE to its board of directors, and that the Company further agree not to consummate a Transaction without the unanimous consent of the Board. On September 19, 2017, in connection with the Change of Control of the Company discussed in Note 4, the Company and Serruya Private Equity (“SPE”) terminated the Term Sheet.

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

Under the original terms of the warrant agreement, we agreed to use our best efforts to file a post-effective amendment or new registration statement under the Securities Act of 1933, as amended, following the completion of our initial Business Combination.  Each public warrant entitles the holder to purchase one half of one share of Common Stock at a price of $2.50 per half-share ($5.00 per whole share).  Each public warrant was to be exercisable upon the effectiveness of such post-effective amendment or new registration statement and would expire on the date that is the earlier of (i) five years after the effective date of the registration statement registering the shares of Common Stock issuable upon the exercise of the warrants or (ii) the forty-fifth (45th) day following the date that our Common Stock closed at or above $8.00 per share for 20 out of 30 trading days commencing on the effective date of such registration statement.   However, if we did not complete our initial Business Combination on or prior to the period allotted to complete the initial Business Combination as described in more detail below, the warrants would expire at the end of such period.  In addition, if we were unable to deliver registered shares of Common Stock to the holder upon exercise of public warrants during the exercise period, there would be no cash settlement of the public warrants and the public warrants would expire worthless.   The terms of the public warrants were amended in connection with the 2016 Warrant Conversion Proposal as described below.

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

Of the 2,394,071 shares that were eligible for redemption, 2,042,244 such shares were redeemed in connection with the Extension Amendment and the Second Redemption for a total of $10,211,220, with an additional 132,100 of such stock redeemed in connection with the Second Redemption for a total of $660,500.

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

On May 10, 2016, we signed a term sheet with Serruya Private Equity (“SPE”) which, among other things, provided for an investment of up to $50,000,000 by SPE in connection with our Business Combination. The amount to be invested was at the discretion of SPE. In addition, we agreed to appoint Aaron Serruya to our board of directors and agreed that we would not close a Business Combination without the unanimous consent of our board. In connection with the Change of Control (as defined below), on May 18, 2017, Aaron Serruya notified the Company of his intention to resign from the Board, effectively immediately, and the term sheet with SPE was terminated on September 19, 2017.

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

In connection with these purchases, on September 19, 2017, Kenneth Abdalla, an affiliate of certain of the Purchasers, was appointed as President, Secretary and a director of the Company. In addition, in connection with these purchases, on September 19, 2017, Messrs. Rapoport and Wagenheim resigned as directors of the Company and Mr. Wagenheim resigned as an officer of the Company. Mr. Rapoport’s resignation as an officer of the Company was effective as of December 8, 2017 and Mr. Abdalla’s election as CEO and CFO for the Company was effective as of such date.

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

Results of Operations

We have not generated any revenues to date. Through September 30, 2017, our efforts were limited to organizational activities, our search for a Business Combination and preparations for the special meetings of stockholders and warrantholders that occurred in April 2016 and April 2017. It is unlikely we will have any revenues unless we are able to effect a Business Combination with an operating company, of which there can be no assurance. Our current plan of operation consists solely of our search to identify suitable candidates for our Business Combination.

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

Shortly after the closing of the Offering, the proceeds held in the Trust Account were invested in an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940. After the redemptions following the 2016 Extension Amendment and the 2017 Extension Amendment, the value of the Trust Account was approximately $1,115,000 as of September 30, 2017.

For the three and nine months ended September 30, 2017, we had net losses of $78,000 and 127,000, respectively, consisting of accrued franchise taxes, professional fees, expenses related to our search for a target business and general and administrative expenses. This compares with a net loss of $80,000 and 327,000 for the three and nine months ended September 30, 2016, respectively.

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

Liquidity and Capital Resources

As of September 30, 2017, we had assets equal to $1,115,000, comprised of funds in our Trust Account. This compares with assets of $12,074,000 as of December 31, 2016, comprised of cash, prepaid expenses and funds in our Trust Account. Our current liabilities as of September 30, 2017 totaled approximately $1,626,000, comprised of accounts payable and accrued expenses, accrued franchise taxes, and a promissory note issued to a principal stockholder in connection with the Change in Control. This compares to our current liabilities as of December 31, 2016 of $1,586,000, comprised of accounts payable and accrued expenses, accrued franchise taxes, promissory notes issued to BCM and its affiliates and advances from BCM and/or its affiliates.

As of September 30, 2017, we owed an affiliate of the Company an aggregate of $797,000. The note is payable upon the consummation of our Business Combination, bears minimal interest and contains a waiver of any and all rights to the funds in the Trust Account resulting from the consummation of the Offering. See “Change in Control” above.

Cash flows used in operating activities for the nine months ended September 30, 2017 and 2016 were approximately $64,000 and $149,000, respectively.

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

At September 30, 2017, the Company had negative working capital of approximately $1,626,000, negative cash flow from operations and no cash. Further, the Company does not have any sources of revenue nor does it have plans to generate revenue until a Business Combination. Currently, the Company does not have a formal agreement in place to cover future or current obligations of the Company. However, Mr. Abdalla and affiliates (see Notes 4 and 5 with respect to the Change of Control of the Company in September 2017) have indicated that they will advance the necessary capital required to maintain the Company’s operations until it winds up and distributes any remaining funds in its Trust Account or completes a Business Combination. In connection with this commitment, in September 2017 the Company entered into a demand grid note with Mr. Abdalla in the principal amount of $237,000 in connection with funds advanced on the Company’s behalf for the payment of certain expenses, which principal amount may be increased or decreased from time to time.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Scheme Document

101. CAL	XBRL Taxonomy Extension Calculation Link base Document

101. DEF	XBRL Taxonomy Extension Definition Link base Document

101. LAB	XBRL Taxonomy Label Link base Document

101. PRE	XBRL Extension Presentation Link base Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 19, 2018	COMMITTED CAPITAL ACQUISITION CORPORATION II

	By:	/s/ Kenneth Abdalla
Kenneth Abdalla
Chief Executive Officer and President
Principal Executive Officer
Principal Financial Officer